Form 10QSB
period 1995-08-31
SANDATA INC
filed 1995-10-16
CIK 755465

INDEX

PART I  - FINANCIAL INFORMATION

Item 1  - FINANCIAL STATEMENTS:

          UNAUDITED CONSOLIDATED CONDENSED
          BALANCE SHEETS as of August 31, 1995
          and May 31, 1995

          UNAUDITED CONSOLIDATED CONDENSED
          STATEMENTS OF OPERATIONS for the three
          months ended August 31, 1995 and
          August 31, 1994

          UNAUDITED CONSOLIDATED CONDENSED
          STATEMENTS OF CASH FLOWS for the three
          months ended August 31, 1995 and
          August 31, 1994

          NOTES TO CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS

Item 2  - MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATION

PART II - OTHER INFORMATION

Item 1  - LEGAL PROCEEDINGS

Item 2  - CHANGES IN SECURITIES

Item 3  - DEFAULTS UPON SENIOR SECURITIES

Item 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5  - OTHER INFORMATION

Item 6  - EXHIBITS AND REPORTS ON FORM 8-K

                                 PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  SANDATA, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS

                                                UNAUDITED     AUDITED
                                                August 31,     May 31,
                                                  1995         1995
                                               ----------    ---------
     ASSETS:
CURRENT ASSETS
  Cash and cash equivalents                    $  149,837    $  102,613
  Accounts receivable - net of allowance for
    doubtful accounts of $288,000 and
    $304,000, respectively                        852,320       784,808
  Receivables from affiliates                     769,566     1,058,757
  Receivable from former affiliate                 62,200        77,459
  Note receivable from former affiliate           210,394       240,000
  Note receivable - officer (Note 2)               21,000       150,000
  Note receivable                                  62,469          -
  Inventories                                      69,379        26,222
  Income taxes receivable                             -          66,000
  Prepaid expenses and other current assets       173,500        88,153
                                               ----------    ----------
      TOTAL CURRENT ASSETS                      2,370,665     2,594,012

FIXED ASSETS, NET                               8,531,273     3,564,208

OTHER ASSETS
  Note receivable from former affiliate -
    net allowance for doubtful accounts of
    $119,000 and $119,000, respectively            27,287        58,199
  Advances to affiliates                           61,000        61,000
  Notes receivable - officers                     102,867       102,867
  Cash surrender value of officer's life
    insurance, security deposits and other        328,432       327,766
                                               ----------    ----------
      TOTAL ASSETS                            $11,421,524   $ 6,708,052
                                              ===========   ===========

             See notes to consolidated condensed financial statements

                                 SANDATA, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 UNAUDITED     AUDITED
                                                 August 31,    May 31,
                                                   1995         1995
                                                -----------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
  Accounts payable and accrued expenses         $  577,559   $  601,106
  Current portion of long-term debt                728,690      250,000
  Deferred/unearned revenue                        148,866       34,751
  Due to affiliate                                  13,000          -
  Deferred income                                  189,549      143,821
                                                ----------   ----------
      TOTAL CURRENT LIABILITIES                  1,657,664    1,029,678

LONG-TERM DEBT                                   5,732,759    1,679,166
DEFERRED INCOME                                    228,505      205,642
DEFERRED INCOME TAXES                              107,608      140,444
                                                ----------    ---------
       TOTAL LIABILITIES                         7,726,536    3,054,930
                                                ----------    ---------

SHAREHOLDERS' EQUITY
  Common stock                                         816          816
  Additional paid in capital                     1,279,710    1,279,710
  Retained earnings                              2,551,348    2,509,482
  Treasury stock                                  (136,886)    (136,886)
                                                ----------   ----------
       TOTAL SHAREHOLDER'S EQUITY                 3,694,988    3,653,122
                                                ----------   ----------
       TOTAL LIABILITIES AND SHAREHOLDER'S
               EQUITY                          $11,421,524   $6,708,052
                                               ===========   ==========

                 See notes to consolidate financial statements


                              SANDATA, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED AUGUST 31,
                                                1995           1994
                                             ----------     ----------
REVENUES:
  Service fees                               $2,109,994     $1,620,130
  Other Income                                   52,987         16,078
  Interest income from officer (Note 2)             842          9,836
  Interest                                       13,348            -
                                             ----------     ----------
                                              2,177,171      1,646,044

COSTS AND EXPENSES:
  Operating (Note 2)                          1,258,666      1,043,805
  Selling, general and administrative (Note 2)  529,919        431,240
  Depreciation and amortization                 234,880        115,105
  Interest expense                               83,927         31,590
                                             ----------      ---------
                                              2,107,392      1,621,740
                                             ----------      ---------
  Earnings from continued operations
    before income taxes                          69,779         24,304

  Income tax expense                             27,912          9,000
                                             ----------      ---------
NET EARNINGS                                 $   41,867      $  15,304
                                             ----------      ---------

EARNINGS (LOSS) PER COMMON SHARE (Note 3)    $     0.05      $    0.02

Weighted average common shares outstanding      766,418        766,418
                                             ==========      =========

                   See notes to consolidated financial statements


                             SANDATA, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED AUGUST 31,
                                                     1995          1994
                                                  ---------      ---------
OPERATING ACTIVITIES:
  Net earnings (loss)                             $  41,867      $  15,304
  Adjustments to reconcile net earnings
    provided by operating activities:
  Depreciation and amortization                     234,880        115,105
  Provision for losses on accounts receivable         1,500          1,500
  Recognition of deferred income                    114,115        (17,059)
  Recognition of deferred revenue                    68,591            -
  Change in operating assets and liabilities:
  (Increase) decrease in operating assets           120,539       (156,652)
  Increase (decrease) in operating liabilities      (56,383)      (266,681)
                                                  ---------      ---------
Net cash used in operating activities               525,109       (308,483)
                                                  ---------      ---------

INVESTING ACTIVITIES:
  Payments received on note receivable
    from officer                                    129,000        240,000
  Purchases of fixed assets                      (5,201,945)      (604,254)
  Increases in advances to affiliates               (13,000)       (54,850)
  Collections of note receivable-former
    affiliates                                       75,777         66,609
                                                 ----------      ---------
  Net cash used in investing activities          (5,010,168)      (352,495)
                                                 ----------      ---------

FINANCING ACTIVITIES:
  Debt assumed from acquisition of leasehold      4,119,785            -
  Payments on term loan                             (62,502)           -
  Proceeds from line of credit                      950,000        625,000
  Principal payments on line of credit             (475,000)           -
                                                 ----------      ---------
  Net cash provided by financing activities       4,532,283        625,000
                                                 ----------      ---------
  (Decrease) increase in cash                        47,224        (35,978)
  Cash at beginning of period                       102,613        271,595
                                                 ----------      ---------
  Cash at end of period                          $  149,837     $  235,617
                                                 ==========      =========

              See notes to consolidated condensed financial statements


                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                               STATEMENTS (Unaudited)

1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of August 31, 1995, the Consolidated Condensed Statements of Operations and Cash Flows for the three-month period ended August 31, 1995 and 1994 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of August 31, 1995 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995. Results of Operations for the period ended August 31, 1995 are not necessarily indicative of the operating results expected for the full year.

2.   RELATED PARTY TRANSACTIONS

     (A) On July 1, 1992, the Company loaned $1,000,000 to the Company's Chairman, bearing interest at the prime rate plus 1-1/4% and was due July 1, 1995. On September 1, 1993, the Company issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1-1/4% and was due April 30, 1994. On May 1, 1994, the Company extended the due date of the note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction. The Chairman paid $340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the Company extended the due date of the note to October 31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County Industrial Development Agency ("NCIDA") from BFS Sibling Realty Inc. ("BFS") to Sandata, Inc., repaid $129,000. Accordingly, the note receivable, in the amount of $21,000 has been classified as a current asset in the accompanying consolidated balance sheet as of August 31, 1995.

     (B) On June 1, 1994, BFS Sibling Realty Inc. (formerly known as Brodsky Sibling Realty Inc.) an affiliate substantially owned by the Company's Chairman, was approved to borrow up to $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The Bonds bear interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate, if offered by the Bank. Commencing October 1, 1995, principal, together with interest, will be repaid in equal monthly installments over a 15-year amortization period, with the balance of unpaid principal due September 1, 2005.

     (C) On June 21, 1994 (as of June 1, 1994), the Company and its Chairman have guaranteed the full and prompt payment of principal and interest of the Bonds and the Company has granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company entered into a lease agreement with BFS, whereby the Company leases the Facility for the conduct of its business and in consideration therefor, makes lease payments that at least equal amounts due to satisfy the underlying Bond obligations.

     (D) On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA"). The entire $750,000 proceeds will be used to repay a portion of the Bond indebtedness to the Bank. In conjunction therewith, in July 1995, to satisfy the lending requirements of the SBA, BFS assigned to the Company all of BFS' right, title and interest to its lease with the NCIDA, thereby making the Company the beneficial owner of the Facility and the direct tenant of the NCIDA.

     The $750,000 debenture, which will have a twenty year maturity, was sold in September 1995. The debenture bears interest of 6.95%. This loan is collateralized by a second mortgage on the Facility. Commencing October 1, 1995, principal together with interest will be repaid in equal monthly installments over a 20-year amortization period.

     (E) As of July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company is the beneficial owner of and leases the premises from the NCIDA. The Company currently pays rent for the Facility to NCIDA in the amount of $48,600 per month for a term expiring in September, 2005. The expiration of the lease term coincides with the maturity date of the existing Bond financing through NCIDA, which Bonds are held by a Bank at which time the Company currently intends to exercise its right to become record owner of the Facility. The Company's facilities are adequate for current purposes.

3.   NET EARNINGS PER COMMON SHARE

The effect of outstanding options and warrants was antidilutive for the three months ended August 31, 1995 and August 31, 1994.
Accordingly, the outstanding options and warrants were not included in the calculation of earnings per share for the periods presented.

4.   SALE/LEASEBACK TRANSACTION

In June 1995, the Company consummated a Sale/Leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and software and equipment). The fixed assets, which had a net book value of approximately $332,000, were sold for $475,000. The resulting gain of approximately $143,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-eight (38) months. Approximately $18,800 of deferred gain was recognized for the three months ended August 31, 1995.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Overview

On July 1, 1992, the Company loaned $1,000,000 to the Company's Chairman, bearing interest at the prime rate plus 1-1/4% and was due July 1, 1995. On September 1, 1993, the Company issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1-1/4% and was due April 30, 1994. On May 1, 1994, the Company extended the due date of the note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction. The Chairman paid $340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the Company extended the due date of the note to October 31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County Industrial Development Agency ("NCIDA") from BFS Sibling Realty Inc. ("BFS") to Sandata, Inc., repaid $129,000. Accordingly, the note receivable, in the amount of $21,000 has been classified as a current asset in the accompanying consolidated balance sheet as of August 31, 1995.

On June 1, 1994, BFS Sibling Realty Inc. (formerly known as Brodsky Sibling Realty Inc.) an affiliate substantially owned by the Company's Chairman, was approved to borrow up to $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The Bonds bear interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate, if offered by the Bank. Commencing October 1, 1995, principal, together with interest, will be repaid in equal monthly installments over a 15-year amortization period, with the balance of unpaid principal due September 1, 2005.

On June 21, 1994 (as of June 1, 1994), the Company and its Chairman have guaranteed the full and prompt payment of principal and interest of the Bonds and the Company has granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company entered into a lease agreement with BFS, whereby the Company leases the Facility for the conduct of its business and in consideration therefor, makes lease payments that at least equal amounts due to satisfy the underlying Bond obligations.

On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA"). The entire $750,000 proceeds will be used to repay a portion of the Bond indebtedness to the Bank. In conjunction therewith, in July 1995, to satisfy the lending requirements of the SBA, BFS assigned to the Company all of BFS' right, title and interest to its lease with the NCIDA, thereby making the Company the beneficial owner of the Facility and the direct tenant of the NCIDA.

The $750,000 debenture, which will have a twenty year maturity, was sold in September 1995. The debenture bears interest of 6.95%.
This loan is collateralized by a second mortgage on the Facility. Commencing October 1, 1995, principal together with interest will be repaid in equal monthly installments over a 20-year amortization period.

As of July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company is the beneficial owner of and leases the premises from the NCIDA. The Company currently pays rent for the Facility to NCIDA in the amount of $48,600 per month for a term expiring in September, 2005. The expiration of the lease term coincides with the maturity date of the existing Bond financing through NCIDA, which Bonds are held by a Bank at which time the Company currently intends to exercise its right to become record owner of the Facility. The Company's facilities are adequate for current purposes.

First Quarter Fiscal 1996 vs. First Quarter Fiscal 1995

Revenues from continued operations for the three months ended August 31, 1995 were $2,177,171 as compared to $1,646,044 for the three months ended August 31, 1994, an increase of $531,127 or 32%. Service fee revenue for the three months ended August 31, 1995 was $2,109,994 as compared to $1,620,130 for the same period of the prior fiscal year. The increase is partially attributable to a custom software package being written for an affiliated company and revenue derived from Sandata TimeTrax.

Operating expenses were $1,258,666 for the quarter ended August 31, 1995 as compared to $1,043,805 for the quarter ended August 31, 1994, an increase of $214,861 or 21%. Programming costs relating to existing programs and the expenses related to equipment used for TimeTrax, were the primary causes for the increase in operating expenses.

Selling, general and administrative expenses were $529,919 for the three months ended August 31, 1995 an increase of $98,679 or 23% as compared to $431,240 for the three months ended August 31, 1994. The increase is partially due to costs of approximately $57,000 related to Sandata TimeTrax. This increase was partially offset by decreased selling expenses of approximately $31,000 which was primarily due to the licensing of its Home Health[star]Pro[Registered] system.

Depreciation and amortization expense increased $119,775 to $234,880 from $115,105 for the three months ended August 31, 1995 which was primarily caused by fixed asset additions related to Sandata
TimeTrax.

Interest expense was $83,927 for the three month period ended August 31, 1995 as compared to $31,590 for the three month period ended August 31, 1994. The increase is attributable to increased borrowings against the Company's revolving credit agreement and interest related to the mortgages on the Company's Facility and interest rate increases.

Income tax expense for the three months ended August 31, 1995 was $27,912 as compared to $9,000 for the three months ended August 31, 1994. The increased profitability is partially the result of the licensing of its Home Health[star]Pro system.

Earnings from continued operations was adversely affected by the Company's efforts to improve and promote its TimeTrax system.

Liquidity and Capital Resources

Working capital as of August 31, 1995 was $713,001 a decrease from May 31, 1995 of $851,333 or 54%. This is partially attributable to the Company becoming the direct tenant of its Facility.

On July 31, 1993, the Company received a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to replace the Company's accounts receivable from Compuflight. The note was payable in increments of $20,000 per month including interest at the rate of one percent above prime on the unpaid balance and was due April 1, 1994. On November 1, 1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at ten percent (10%) per annum and contains provisions for accelerated payments based upon Compuflight achieving certain results. Payments commenced on February 28, 1994 and are to continue until such time as the indebtedness and any accrued interest are paid in full. In connection with the promissory note, the Company received a security interest in substantially all the assets of Compuflight, which has been assigned to the Bank as collateral for the Company's $2,000,000 Credit Agreement with the Bank. At the present time, Compuflight I indebted to the Company in the amount of $274,881, of which $217,681 represents the balance due on the Note and $57,200 represents accounts receivable.

The Company believes the results of its continued operations, together with the available line of credit and term loan, should be adequate to fund presently foreseeable working capital requirements.

                       PART II - OTHER INFORMATION

Item 1  - LEGAL PROCEEDINGS:

          None

Item 2  - CHANGES IN SECURITIES:

          None

Item 3  - DEFAULTS UPON SENIOR SECURITIES:

          None

Item 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

Item 5  - OTHER INFORMATION:

          None

Item 6  - EXHIBITS AND REPORTS ON FORM 8-K:

          Exhibit 27: Financial Data Schedule (Electronic Filing Only)


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SANDATA, INC.
                               (Registrant)



                               Bert E. Brodsky
Date                           Bert E. Brodsky
                               Chairman of the Board
                               President, Chief Executive Officer,
                               Chief Financial Officer


U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

     /X/ Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1995

     / / Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to

Commission file number 0-14401

                               SANDATA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                         11-2841799
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                          Identification No.)

26 Harbor Park Drive, Port Washington, NY                     11050
(Address of Principal Executive Offices)                    (Zip Code)

516-484-9060
(Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of October 11, 1995, was 763,955 shares.

 Transitional Small Business Disclosure Format (check one):

Yes     No  X