Form 10QSB
period 1995-11-30
SANDATA INC
filed 1996-01-19
CIK 755465

INDEX

PART I      FINANCIAL INFORMATION

Item 1      FINANCIAL STATEMENTS:

            UNAUDITED CONSOLIDATED CONDENSED
            BALANCE SHEETS as of November 30, 1995
            and AUDITED CONSOLIDATED CONDENSED
            BALANCE SHEETS as of May 31, 1995

            UNAUDITED CONSOLIDATED CONDENSED
            STATEMENTS OF OPERATIONS for the three
            and six months ended November 30, 1995 and November 30, 1994

            UNAUDITED CONSOLIDATED CONDENSED
            STATEMENTS OF CASH FLOWS for the six
            months ended November 30, 1995 and
            November 30, 1994

            NOTES TO CONSOLIDATED CONDENSED
            FINANCIAL STATEMENTS

Item 2      MANAGEMENT'S DISCUSSION AND
            ANALYSIS OR PLAN OF OPERATION

PART II     OTHER INFORMATION

Item 1  -   LEGAL PROCEEDINGS

Item 2  -   CHANGES IN SECURITIES

Item 3  -   DEFAULTS UPON SENIOR SECURITIES

Item 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5  -   OTHER INFORMATION

Item 6  -   EXHIBITS AND REPORTS ON FORM 8-K

                       PART I - FINANCIAL INFORMATION

Item 1- FINANCIAL STATEMENTS

                   SANDATA, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      UNAUDITED     AUDITED
                                                     November 30,    May 31,
                                                         1995        1995
                                                     ------------   ---------
ASSETS:
CURRENT ASSETS
     Cash and cash equivalents                       $  117,678     $  102,613
     Accounts receivable - net of allowance for
       doubtful accounts of $284,000 and $304,000,
       respectively                                     997,341       784,808
     Receivables from affiliates                        440,718     1,058,757
     Receivable from former affiliate                    73,485        77,459
     Note receivable from former affiliate -
       net of allowance for doubtful accounts
       of $119,000 and $-0-, respectively               149,829       240,000
     Note receivable - officer (Note 2)                  21,000       150,000
     Inventories                                         10,388        26,222
     Income taxes receivable                             24,715        66,000
     Prepaid expenses and other current assets          158,915        88,153
                                                      ---------     ---------
TOTAL CURRENT ASSETS                                  1,994,069     2,594,012

FIXED ASSETS, NET                                     8,877,441     3,564,208

OTHER ASSETS
     Note receivable from former affiliate -
       net of allowance for doubtful accounts
       of $-0- and $119,000, respectively                    -0-       58,199
     Advances to affiliates                              61,000        61,000
     Notes receivable - officers                        102,867       102,867
     Cash surrender value of officer's life
       insurance, security deposits and other           339,757       327,766
                                                    -----------   -----------
TOTAL ASSETS                                        $11,375,134   $ 6,708,052
                                                    -----------   -----------
                                                    -----------   -----------
            See notes to consolidated condensed financial statements


                          SANDATA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      UNAUDITED        AUDITED
                                                     November 30,      May 31,
                                                         1995           1995
                                                     ------------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
     Accounts payable and accrued expenses             $ 839,893     $ 601,106
     Current portion of long-term debt                   728,690       250,000
     Deferred/unearned revenue                            19,013        34,751
     Due to affiliate                                     13,000             -
     Deferred income                                     217,927       143,821
                                                       ---------     ---------
          TOTAL CURRENT LIABILITIES                    1,818,523     1,029,678

LONG-TERM DEBT                                         5,446,214     1,679,166
DEFERRED INCOME                                          300,284       205,642
DEFERRED INCOME TAXES                                     99,911       140,444
                                                       ---------     ---------
     TOTAL LIABILITIES                                 7,664,932     3,054,930
                                                       --------     ----------

SHAREHOLDERS' EQUITY
     Common stock                                            816         816
     Additional paid in capital                        1,279,710   1,279,710
     Retained earnings                                 2,566,562   2,509,482
     Treasury stock                                     (136,886)   (136,886)
                                                       ---------   ---------
     TOTAL SHAREHOLDERS' EQUITY                        3,710,202   3,653,122
                                                       ---------   ---------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                        $11,375,134  $6,708,052
                                                      ----------   ---------
                                                      ----------   ---------

               See notes to consolidated condensed financial statements


                         SANDATA, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
OPERATIONS
                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                     NOVEMBER 30,             NOVEMBER 30,
                                  1995         1994        1995        1994
                                ---------   ---------    ---------   ---------
REVENUES:
  Service fees                 $2,162,135  $1,760,666   $4,236,135  $3,380,796
  Real estate rental income        81,897          --      118,939          --
  Other Income                     66,104       6,480      118,091      12,960
  Interest income from officer      5,555      19,424       19,697      38,858
                                ---------   ---------    ---------   ---------
                                2,315,691   1,786,570    4,492,862   3,432,614
                                ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Service Fees:
    Operating                   1,155,888   1,095,865    2,376,532   2,139,670
    Selling, general and
       administrative             557,019     457,735    1,086,938     888,975
    Depreciation and
      amortization                239,953     155,485      460,426     270,590
    Interest expense               51,503      40,666      103,800      72,256
                                ---------   ---------    ---------   ---------
                                2,004,363   1,749,751    4,027,696   3,371,491
                                ---------   ---------    ---------   ---------
  Real Estate:
    Operating                     204,077          --      242,985          --
    Depreciation and amortization  13,064          --       17,584          --
    Interest expense               77,024          --      107,655          --
    Real estate taxes              33,000          --       43,000          --
                                ---------   ---------    ---------   ---------

                                  327,165          --      411,224          --
                                ---------   ---------    ---------   ---------

TOTAL COSTS AND EXPENSES        2,331,528   1,749,751    4,438,920   3,371,491
                                ---------   ---------    ---------   ---------
Earnings (loss) from continued
  operations before income taxes  (15,837)     36,819       53,942      61,123

  Income tax expense (benefit)    (31,050)     16,000       (3,138)     25,000
                                ---------   ---------    ---------   ---------
NET EARNINGS                    $  15,213   $  20,819    $  57,080   $  36,123
                                ---------   ---------    ---------   ---------
                                ---------   ---------    ---------   ---------

EARNINGS PER COMMON SHARE       $    0.02   $    0.02    $    0.07   $    0.04
                                ---------   ---------    ---------   ---------
Weighted average common shares
  outstanding                     763,955   1,007,757      763,955   1,007,757
                                ---------   ---------    ---------   ---------
                                ---------   ---------    ---------   ---------

                   See notes to consolidated condensed financial statements


                      SANDATA, INC. AND SUBSIDIARIES
   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        SIX MONTHS ENDED
                                                          NOVEMBER 30,
                                                      1995            1994
                                                   --------         --------
OPERATING ACTIVITIES:
  Net earnings                                    $  57,080        $  36,123
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                     478,010          270,590
  Provision for losses on accounts receivable            --            3,000
  Decrease in allowance for doubtful accounts
    receivable                                      (20,000)              --
  Increase (decrease) in deferred income            153,010         (102,012)
  Change in operating assets and liabilities:
  Increase (decrease) in operating assets           400,869          (79,528)
  Increase (decrease) in operating liabilities      198,254         (231,729)
                                                  ---------         ---------
Net cash provided by (used in) operating
  activities                                      1,267,223         (103,556)
                                                  ---------         ---------
INVESTING ACTIVITIES:
  Payments received on note receivable
    from officer                                    129,000          240,000
  Purchases of fixed assets                      (1,648,098)        (707,676)
  Increases in advances to affiliates                13,000          101,305
  Collections of note receivable-former affiliates  148,370          145,905
                                                  ---------        ---------

Net cash used in investing activities            (1,357,728)        (220,466)
                                                  ---------         ---------
FINANCING ACTIVITIES:
  Proceeds from term loan                           750,000               --
  Payments on term loans                           (999,430)              --
  Proceeds from line of credit                    1,390,000          725,000
  Principal payments on line of credit           (1,035,000)        (550,000)
                                                  ---------         ---------
Net cash provided by financing activities           105,570          175,000
                                                  ---------         ---------
Increase (decrease) in cash and cash
     equivalents                                     15,065         (149,022)
  Cash and cash equivalents at beginning
     of period                                      102,613          271,595
  Cash and cash equivalents at end of period     $  117,678       $  122,573
                                                  ---------         ---------

                 See notes to consolidated condensed financial statements


                    SANDATA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of November 30, 1995, the Consolidated Condensed Statements of Operations for the three and six-month periods ended November 30, 1995 and 1994 and the Consolidated Condensed Statement of Cash Flows for the six-month periods ended November 30, 1995 and 1994 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of November 30, 1995 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995. Results of Operations for the period ended November 30, 1995 are not necessarily indicative of the operating results expected for the full year.

2.  RELATED PARTY TRANSACTIONS

A) On July 1, 1992, the Company loaned $1,000,000 to the Company's Chairman, bearing interest at the prime rate plus 1-1/4% and was due July 1, 1995. On September 1, 1993, the Company issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1-1/4% and was due April 30, 1994. On May 1, 1994, the Company extended the due date of the note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction. The Chairman paid $340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the Company extended the due date of the note to October 31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County Industrial Development Agency ("NCIDA") from BFS Sibling Realty Inc., formerly known as Brodsky Sibling Realty Inc. ("BFS"), an affiliate substantially owned by the Company's Chairman, to Sandata, Inc., repaid $129,000. Accordingly, the note receivable, in the amount of $21,000 has been classified as a current asset in the accompanying consolidated balance sheet as of November 30, 1995. Subsequent to the end of the quarter ending November 30, 1995, the remaining balance of the note was repaid by the Chairman.

  B) On June 1, 1994, BFS, an affiliate substantially owned by the Company's Chairman, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately $4,376,405. In addition, the Company expended approximately $499,848 in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. Commencing October 1, 1995, principal, together with interest, is being repaid in equal monthly installments over a 15 year amortization period, with the balance of unpaid principal due September 1, 2005.

C) On June 21, 1994 (as of June 1, 1994), the Company and its Chairman guaranteed the full and prompt payment of principal and interest of the Bonds and the Company granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company entered into a lease agreement (the "Sublease") with BFS, whereby the Company leased the Facility for the conduct of its business and, in consideration therefor, was obligated to make lease payments that at least equal amounts due to satisfy the underlying Bond obligations.

  D) As of July 1, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company became the beneficial owner of and leases the Facility from the NCIDA (collectively the "Assignment Transaction"). In connection with the Assignment Transaction, the Sublease was terminated. The Company currently pays rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate, among other things, for a term expiring in September, 2005. The expiration of the lease term coincides with the maturity date of the existing Bond financing through the NCIDA. Upon the expiration of such term, the Company currently intends to exercise its rights to become record owner of the Facility. The Company's facilities are adequate for current purposes. In connection with the Assignment Transaction, the Company assumed certain indebtedness owed by affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Building and are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

  E) On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation, under a guarantee by the U.S. Small Business Administration ("SBA"). The entire $750,000 proceeds have been used to repay a portion of the Bond indebtedness to the Bank. The Company entered into the Assignment Transaction primarily to satisfy certain requirements of the SBA.

3.  NET EARNINGS PER COMMON SHARE

The effect of outstanding options and warrants was antidilutive for the three and six-months ended November 30, 1995. Accordingly, the outstanding options and warrants were not included in the calculation of earnings per share for the three and six months ended November 30, 1995. Earnings per share for the three and six months ended November 30, 1994 include the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the treasury stock method included in the calculation of earnings per share for the three and six months ended November 30, 1994 was 243,802.

4.  SALE/LEASEBACK TRANSACTION

In June 1995, the Company consummated a sale/leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and software and equipment). The fixed assets, which had a net book value of approximately $332,000, were sold for $475,000. The resulting gain of approximately $143,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-eight (38) months. Approximately $18,800 and $27,700 of deferred gain was recognized for the three and six months ended November 30, 1995.

In September 1995, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware). The fixed assets, which had a net book value of approximately $193,000, were sold for approximately $326,000. The resulting gain of approximately $133,000 was recorded as deferred income and is being recognized over the life of the lease which is sixty (60) months. Approximately $8,900 of deferred gain was recognized for the three and six months ended November 30, 1995.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues from continuing operations were $2,315,691 and $4,492,862 for the three and six months ended November 30, 1995 as compared to $1,786,570 and $3,432,614 for the three and six months ended November 30, 1994, increasing $529,121 and $1,060,248, respectively.

Service fee revenue for the three and six months ended November 30, 1995 was $2,162,135 and $4,236,135, an increase of $401,469 and $855,339, which is partially attributable to revenue derived from a new product called TimeTrax.

Real estate rental income of $81,897 and $118,939 for the three and six months ended November 30, 1995 is derived from the rental of space to companies affiliated with the Company's Chairman.

Other income for the three and six-month period ended November 30, 1995 was $66,104 and $118,091, respectively as compared to $6,480 and $12,960 for the three and six month-period ending November 30, 1994. This increase is partially due from the gain realized upon the sale of assets in connection with the following sale/leaseback transaction.

In June 1995, the Company consummated a sale/leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and software and equipment). The fixed assets, which had a net book value of approximately $332,000, were sold for $475,000. The resulting gain of approximately $143,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-eight (38) months. Approximately $18,800 and $27,700 of deferred gain was recognized for the three and six months ended November 30, 1995.

In September 1995, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware). The fixed assets, which had a net book value of approximately $193,000, were sold for approximately $326,000. The resulting gain of approximately $133,000 was recorded as deferred income and is being recognized over the life of the lease which is sixty (60) months. Approximately $8,900 of deferred gain was recognized for the three and six months ended November 30, 1995.

Expenses Related to Services

Operating expenses increased $60,023 or 5% and $236,862 or 11% for the three and six months ended November 30, 1995 as compared to the three and six months ended November 30, 1994. Programming costs relating to existing applications including TimeTrax and the expenses related to equipment used for TimeTrax, were the primary causes for the increase in operating expenses. There was an increase in selling, general and administrative expenses to $557,019 and $1,086,938 for the three and six months ended November 30, 1995, compared to $457,735 and $888,975 for the three and six months ended November 30, 1994, an increase of $99,284 and $197,963, respectively. The increase is partially due to costs related to TimeTrax of approximately $69,000 and $126,000 for the three and six months ended November 30, 1995, respectively. The increase was partially offset by decreased selling expenses of approximately $90,000 and $121,000 due to the granting of an exclusive license to an unaffiliated third party to market its Home Health(Pro system.

Depreciation and amortization expense increased $84,468 and $189,836 to $239,953 and $460,426 for the three and six months ended November 30, 1995 as compared to $155,485 and $270,590 for the three and six months ended November 30, 1994. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

Interest expense was $51,503 and $103,800 for the three and six months ended November 30, 1995 as compared to $40,666 and $72,256 for the three and six months ended November 30, 1994. The increases are attributable to additional borrowing against the Company's revolving credit agreement and commensurate interest expense increases.

Expenses Related to Real Estate Operations

Expenses include all expenses related to the operation of the Facility, including real estate taxes, depreciation expense and interest expense.

Income tax benefit for the three and six months ended November 30, 1995 was
$31,050 and $3,138, respectively.   For the three and six months ended
November 30, 1994, the Company incurred tax expense of $16,000 and $25,000, respectively. The tax benefit arose from the filing of amended tax returns for prior years which has resulted in a refund of an overpayment.

Liquidity and Capital Resources

Working capital as of November 30, 1995 was $175,546, a decrease from May 31, 1995 of $1,388,788 or 89%. The decrease is partially attributable to the Company becoming the direct tenant of its Facility. In addition, the Company has benefited from increasing its efforts in collecting outstanding receivables, including those owed by affiliated companies. The Company has also experienced an increase in its accounts payable due in part to its increased expenses in connection with its revenue growth.

On July 1, 1992, the Company loaned $1,000,000 to the Company's Chairman, bearing interest at the prime rate plus 1-1/4% and was due July 1, 1995. On September 1, 1993, the Company issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1 1/4% and was due April 30, 1994. On May 1, 1994, the Company extended the due date of the note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction. The Chairman paid $340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the Company extended the due date of the note to October 31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County Industrial Development Agency ("NCIDA") from BFS Sibling Realty Inc., formerly known as Brodsky Sibling Realty Inc. ("BFS"), an affiliate substantially owned by the Company's Chairman, to Sandata, Inc., repaid $129,000. Accordingly, the note receivable, in the amount of $21,000 has been classified as a current asset in the accompanying consolidated balance sheet as of November 30, 1995. Subsequent to the end of the quarter ending November 30, 1995, the remaining balance of the note was repaid by the Chairman.

On July 31, 1993, the Company received a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to evidence the Company's accounts receivable from Compuflight. The note was payable in increments of $20,000 per month including interest at the rate of one percent above prime on the unpaid balance and was due April 1, 1994. On November 1, 1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at ten percent (10%) per annum and contains provisions for accelerated payments based upon Compuflight achieving certain results. Payments commenced on February 28, 1994 and are to continue until such time as the indebtedness and any accrued interest are paid in full. In connection with the promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Credit Agreement with the Bank. At the present time, Compuflight is indebted to the Company in the amount of $196,089, of which $155,652 represents the balance due on the note and $40,437 represents accounts receivable.

On June 1, 1994, BFS borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately $4,376,405. In addition, the Company incurred approximately $499,848 in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. Commencing October 1, 1995, principal, together with interest, is being repaid in equal monthly installments over a 15 year amortization period, with the balance of unpaid principal due September 1, 2005.

On June 21, 1994 (as of June 1, 1994), the Company and its Chairman guaranteed the full and prompt payment of principal and interest of the Bonds and the Company granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company entered into a lease agreement (the "Sublease") with BFS, whereby the Company leased the Facility for the conduct of its business and, in consideration therefor, was obligated to make lease payments that at least equal amounts due to satisfy the underlying Bond obligations.

As of July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company became the beneficial owner of and leases the Facility from the NCIDA (collectively the "Assignment Transaction"). In connection with the Assignment Transaction, the Sublease was terminated. The Company currently pays rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate, among other things, for a term expiring in September, 2005. The expiration of the lease term coincides with the maturity date of the existing Bond financing through the NCIDA. Upon the expiration of such term, the Company currently intends to exercise its rights to become record owner of the Facility. The Company's facilities are adequate for current purposes. In connection with the Assignment Transaction, the Company assumed certain indebtedness owed by affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Building and are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA"). The entire $750,000 proceeds have been used to repay a portion of the Bond indebtedness to the Bank. The Company entered into the Assignment Transaction primarily to satisfy certain requirements of the SBA.

The Company has a line of credit to borrow up to $2,000,000 and a two-year term loan in the amount of $500,000 with the Bank. As of November 30, 1995 there is a balance of $1,625,000 remaining on the line of credit and $354,162 remaining on the term loan, respectively. The Company believes the results of its continued operations, together with the available line of credit, term loan and financings from the IDA and SBA should be adequate for the Company's presently foreseeable working capital requirements.

SANDATA, INC.

AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1  - LEGAL PROCEEDINGS:

        None

Item 2  - CHANGES IN SECURITIES:

        None

Item 3  - DEFAULTS UPON SENIOR SECURITIES:

        None

Item 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        A. The Registrant held its Annual Meeting of Stockholders on December 7, 1995.

        B. Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1996. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

         Name                 Votes For                Votes Withheld

    Bert E. Brodsky            612,888                      311
    Hugh Freund                613,199                        0
    Gary Stoller               613,088                      111

Item 5  - OTHER INFORMATION:

    None

Item 6  - EXHIBITS AND REPORTS ON FORM 8-K:

     None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SANDATA, INC.
                                           (Registrant)



                                          By:
Date: January 19, 1996                    Bert E. Brodsky
                                          Chairman of the Board
                                          President, Chief Executive Officer,
                                          Chief Financial Officer






January 19, 1996



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

Re:  Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending November 30, 1995 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.

Very truly yours,



Linda Scarpantonio
Legal Coordinator