Form 10QSB/A
period 1995-11-30
SANDATA INC
filed 1996-03-07
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                           FORM 10-QSB/A

     /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995

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

     EXHIBIT 27 - FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)

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