Form 10QSB
period 1996-02-29
SANDATA INC
filed 1996-04-16
CIK 755465

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS:

		         UNAUDITED CONSOLIDATED CONDENSED
		         BALANCE SHEET as of February 29, 1996
		         and AUDITED CONSOLIDATED CONDENSED
		         BALANCE SHEET as of May 31, 1995

		         CONSOLIDATED CONDENSED STATEMENTS
 	         OF OPERATIONS for the three and nine
           months ended February 29, 1996 and
           February 28, 1995

	         CONSOLIDATED CONDENSED STATEMENTS
	         OF CASH FLOWS for the nine months
          ended February 29, 1996 and
          February 28, 1995

	         NOTES TO CONSOLIDATED CONDENSED
	         FINANCIAL STATEMENTS

Item 2 -  MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATION

PART II-  OTHER INFORMATION

Item 1 -  LEGAL PROCEEDINGS

Item 2 -  CHANGES IN SECURITIES

Item 3 -  DEFAULTS UPON SENIOR SECURITIES

Item 4 -  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

Item 5 -  OTHER INFORMATION

Item 6 -  EXHIBITS AND REPORTS ON FORM 8-K:

          Exhibit 27 - Financial Data Schedule
         (Electronic Filing Only)


            PART I - FINANCIAL INFORMATION

Item 1- FINANCIAL STATEMENTS

            SANDATA, INC.AND SUBSIDIARIES
        CONSOLIDATED CONDENSED BALANCE SHEET
	                                UNAUDITED     AUDITED
	                               February 29,    May 31,
	                                  1996          1995
                               -----------    --------
ASSETS:
CURRENT ASSETS
	  Cash and cash equivalents    $  186,246   $  102,613
	  Accounts receivable - net
  of allowance for doubtful
  accounts of $251,000 and
  $304,000 at February 29,
  1996 and May 31, 1995,
  respectively                   1,176,835     784,808
	Receivables from affiliates             0   1,058,757
	Receivable from former
  affiliate                         36,462      77,459
	Note receivable from former
  affiliate - net of allowance
  for doubtful accounts of
  $119,000 	and $-0- at February
  29, 1996 and May 31, 1995,
  respectively                     137,914     240,000
	  Note receivable - officer
    (Note 2)                             0     150,000
	  Inventories                      50,298      26,222
Income taxes receivable                  0      66,000
	Prepaid expenses and other
  current assets                   154,918      88,153
                                 ---------   ---------
TOTAL CURRENT ASSETS             1,742,673   2,594,012

FIXED ASSETS, NET                9,182,645   3,564,208

OTHER ASSETS
	  Note receivable from former
    affiliate - net of allowance
    for doubtful accounts of $-0-
	    and $119,000 at February 29,
    1996 and May 31, 1995,
    respectively                         0      58,199
	  Advances to affiliates           25,063      61,000
	  Notes receivable - officers     102,867     102,867
	  Cash surrender value of
    officer's life insurance,
    security deposits and other    360,838     327,766
                                ----------  ----------
TOTAL ASSETS                   $11,414,086 $ 6,708,052


See notes to consolidated condensed financial statements

              SANDATA, INC.AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEET

	                                  UNAUDITED    AUDITED
	                                 February 29,  May 31,
	                                    1996        1995
                                 -----------   --------
LIABILITIES AND SHAREHOLDERS
  EQUITY:
CURRENT LIABILITIES
	  Accounts payable and accrued
    expenses                     $  782,927  $  601,106
	  Current portion of long-term
  debt                              709,635     250,000
	  Deferred/unearned revenue
                                     33,498      34,751
	  Due to affiliate                  81,407          -
	  Deferred income                  217,927      43,821
                                  ---------   ---------

	  TOTAL CURRENT LIABILITIES      1,825,394   1,029,678


LONG-TERM DEBT                    5,461,153   1,679,166
DEFERRED INCOME                     245,802     205,642
DEFERRED INCOME TAXES                98,952     140,444
                                  ---------   ---------
	  TOTAL LIABILITIES              7,631,301   3,054,930
                                  ---------   ---------
SHAREHOLDERS' EQUITY
	  Common stock                         816         816
	  Additional paid in capital     1,279,710   1,279,710
	  Retained earnings              2,639,145   2,509,482
	  Treasury stock                  (136,886)   (136,886)
                                  ---------   ---------

	  TOTAL SHAREHOLDERS' EQUITY     3,782,785   3,653,122
                                  ---------   ---------

	TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY          $11,414,086  $6,708,052
                                 ----------   ---------
                                 ----------   ---------

See notes to consolidated condensed financial statements


                          SANDATA, INC.AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    	                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                FEB. 29,   FEB. 28,       FEB. 29,  FEB. 28,
	                                1996        1995           1996      1995
                                -------    -------        -------   --------
REVENUES:
	Service fees                $2,188,151  $1,789,344     $6,424,286 $5,170,140
	Real estate rental income       84,290          --        203,229         --
	Other income                    90,030      13,431        208,121     51,601
	Interest income from officer    10,031       8,150         29,728     21,798
                              ---------   ---------      ---------  ---------
	                             2,372,502   1,810,925      6,865,364  5,243,539
                              ---------   ---------      ---------  ---------

COSTS AND EXPENSES:
	Service Fees:
		Operating                   1,198,900   1,135,537      3,575,432  3,275,207
		Selling, general and
    administrative              463,250     426,011      1,550,188  1,314,986
		Depreciation and
    amortization                282,603     155,370        743,029    425,960
		Interest expense               56,379      46,182        160,179    118,438
                              ---------   ---------      ---------  ---------
	                             2,001,132   1,763,100      6,028,828  5,134,591
                              ---------   ---------      ---------  ---------
	Real Estate:
		Operating                     125,915          --        368,900        --
		Depreciation and amortization  45,064          --         62,648        --
		Interest expense               88,808          --        196,463        --
		Real estate taxes              39,000          --         82,000        --
                              ---------   ---------      --------- ---------
	                               298,787          --        710,011        --

TOTAL COSTS AND EXPENSES      2,299,919   1,763,100      6,738,839 5,134,591
                              ---------   ---------      --------- ---------

Earnings from operations
  before income taxes            72,583      47,825        126,525   108,948
                              ---------    --------      --------- ---------

	Income tax expense
   (benefit)                          0      20,000         (3,138)  45,000

NET EARNINGS                    $72,583     $27,825       $129,663  $63,948
                                -------     -------       --------  -------
EARNINGS PER COMMON SHARE       $  0.06     $  0.03       $   0.10  $  0.06

Weighted average common shares
	 outstanding                 1,287,757   1,107,757      1,287,757 1,107,757

See notes to consolidated condensed financial statements


             SANDATA, INC.AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	                                 NINE MONTHS ENDED
	                             FEBRUARY 29,   FEBRUARY 28,
	                                1996            1995
                             -----------    ------------
OPERATING ACTIVITIES:
	  Net earnings              $   129,663     $   63,948
Adjustments to reconcile
  net earnings to net cash
  provided by operating
  activities:
	  Depreciation and
  amortization                   805,677        425,960
	  Provision for losses on
  accounts receivable                 --          4,500
	  Decrease in allowance for
  doubtful accounts receivable   (53,000)            --
	  Increase in deferred income   113,013        104,090
	  Change in operating assets
    and liabilities:
	  Decrease  in operating
    assets                       702,814         68,375
	  Increase (decrease) in
  operating liabilities          140,329        (45,432)
                                --------        --------
Net cash provided by operating
  activities                   1,838,496        621,441
                               ---------        -------
INVESTING ACTIVITIES:
	  Payments received on note
    receivable from officer      150,000        240,000
	  Purchases of fixed assets  (2,280,974)    (1,986,181)
	  Increases in advances from
    affiliates                    81,407             --
	  Repayment of advances to
    affiliates                    35,937         41,305
	  Collections of note receivable
    -former affiliates           160,285        209,369
                                 -------        -------
  Net cash used in investing
    activities                (1,853,345)    (1,495,507)
                               ---------      ---------
FINANCING ACTIVITIES:
	  Proceeds from term loan     1,112,000             --
	  Payments on term loans     (1,201,518)            --
	  Proceeds from line of
    credit                     1,500,000      1,975,000
	  Principal payments on line
    of credit                 (1,312,000)    (1,175,000)
                               ---------      ---------
Net cash provided by financing
  activities                      98,482        800,000
                               ---------      ---------
	  Increase (decrease) in cash
    and cash equivalents          83,633        (74,066)
	  Cash and cash equivalents at
    beginning of period          102,613        271,595
                                 -------        -------
	  Cash and cash equivalents at
    end of period               $186,246       $197,529
                                --------       --------
                                --------       --------

Note: Sandata assumed $4,143,140 in various debt as disclosed in the notes to the Consolidated Condensed Financial Statements in conjunction with the acquisition of the Facility.

See notes to consolidated condensed financial statements

             SANDATA, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of February
29, 1996, the Consolidated Condensed Statements of
Operations for the three and nine-month periods ended
February 29, 1996 and February 28, 1995 and the
Consolidated Condensed Statement of Cash Flows for the nine-month periods ended February 29, 1996 and February
28, 1995 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of February
29, 1996 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's
Annual Report on Form 10-KSB for the year ended May 31,
1995.  Results of Operations for the period ended
February 29, 1996 are not necessarily indicative of the operating results expected for the full year.

2. RELATED PARTY TRANSACTIONS

A) On July 1, 1992, the Company loaned $1,000,000 to the Company's Chairman, bearing interest at the prime rate plus 1-1/4% and was due July 1, 1995. On September
1, 1993, the Company was issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1-1/4% and being due April 30, 1994. On May
1, 1994, the Company extended the due date of the note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction. The Chairman paid
$340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the
Company extended the due date of the note to October
31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County
Industrial Development Agency ("NCIDA") from BFS
Sibling Realty Inc., formerly known as Brodsky Sibling
Realty Inc. ("BFS"), an affiliate substantially owned by the Company's Chairman, repaid $129,000 to Sandata, Inc. The remaining balance of the note receivable was repaid by the Chairman during the quarter ending
February 29, 1996.

B) On June 1, 1994, BFS, an affiliate substantially owned by the Company's Chairman, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds
("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park
Drive, Port Washington, New York (the "Facility" or the
"Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately
$4,376,405. In addition, the Company expended approximately $499,848 in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. Commencing October
1, 1995, principal, together with interest, is being repaid in equal monthly installments based on a 15 year amortization, with the balance of unpaid principal due
September 1, 2005.

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

	D) As of July 1, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company became the beneficial owner of and leases the Facility from the NCIDA (collectively the "Assignment Transaction"). In connection with the Assignment Transaction, the Sublease was terminated.
The Company currently pays rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate, among other things, for a term expiring in September, 2005. The expiration of the lease term coincides with the maturity date of the existing Bond financing through the NCIDA. Upon the expiration of such term, the Company currently intends to exercise its rights to become record owner of the Facility. The Company's facilities are adequate for current purposes. In connection with the Assignment Transaction, the Company assumed certain indebtedness owed by affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan at 8.91%.
Each of the foregoing loans were incurred in connection with the construction of improvements to the Building, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

E) On August 11, 1995, the Company entered into a
$750,000 loan agreement with the Long Island
Development Corporation, under a guarantee by the U.S.
Small Business Administration ("SBA"). The entire
$750,000 proceeds have been used to repay a portion of the Bond indebtedness to the Bank. The Company entered into the Assignment Transaction primarily to satisfy certain requirements of the SBA.

3. NET EARNINGS PER COMMON SHARE

Earnings per share for the three and nine months ended
February 29, 1996 includes the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the modified treasury stock method included in the calculation of earnings per share for the three and nine months ended February 29, 1996 was 523,802.
Earnings per share for the three and nine months ended
February 28, 1995 include the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the treasury stock method included in the calculation of earnings per share for the three and nine months ended
February 28, 1995 was 343,802.

4. SALE/LEASEBACK TRANSACTION

In June 1995, the Company consummated a sale/leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and software and equipment). The fixed assets, which had a net book value of approximately $332,000, were sold for $475,000. The resulting gain of approximately $143,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-eight (38) months. Approximately $11,900 and $35,600 of deferred gain was recognized for the three and nine months ended
February 29, 1996.

In September 1995, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware). The fixed assets, which had a net book value of approximately $193,000, were sold for approximately $326,000. The resulting gain of approximately $133,000 was recorded as deferred income and is being recognized over the life of the lease which is sixty (60) months. Approximately $6,600 and $17,700 of deferred gain was recognized for the three and nine months ended February 29, 1996.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Revenues were $2,372,502 and $6,865,364 for the three and nine months ended February 29, 1996 as compared to $1,810,925 and $5,243,539 for the three and nine months ended February 28, 1995, increasing $561,577 and
$1,621,825, respectively.

Service fee revenue for the three and nine months ended
February 29, 1996 was $2,188,151 and $6,424,286, an
increase of $398,807 and $1,254,146, which is partially attributable to revenue derived from a new product called TimeTrax.

Real estate rental income of $84,290 and $203,229 for the three and nine months ended February 29, 1996 is derived from the rental of space to companies affiliated with the Company's Chairman.

Other income for the three and nine-month period ended
February 29, 1996 was $90,030 and $208,121,
respectively, as compared to $13,431 and $51,601 for the three and nine month-period ending February 28, 1995. This increase is partially due from the gain realized upon the sale of assets in connection with the following sale/leaseback transaction.

 In June 1995, the Company consummated a sale/leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and software and equipment). The fixed assets, which had a net book value of approximately $332,000, were sold for $475,000. The resulting gain of approximately $143,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-eight (38) months. Approximately $11,900 and $35,600 of deferred gain was recognized for the three and nine months ended
February 29, 1996.

 In September 1995, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware). The fixed assets, which had a net book value of approximately $193,000, were sold for approximately $326,000. The resulting gain of approximately $133,000 was recorded as deferred income and is being recognized over the life of the lease which is sixty (60) months. Approximately $6,600 and $17,700 of deferred gain was recognized for the three and nine months ended February 29, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Expenses Related to Services

Operating expenses increased $63,363 or 6% and $300,225 or 9% for the three and nine months ended February 29, 1996 as compared to the three and nine months ended
February 28, 1995.

Programming costs relating to existing applications, including TimeTrax and the expenses related to equipment used for TimeTrax, were the primary causes for the increase in operating expenses. There was an increase in selling, general and administrative expenses to $463,250 and $1,550,188 for the three and nine months ended February 29, 1996, compared to $426,011 and $1,314,986 for the three and nine months ended February 28, 1995, an increase of $37,239 and $235,202, respectively. The increase is partially due to costs related to TimeTrax of approximately $40,000 and $166,000 for the three and nine months ended
February 29, 1996, respectively. The increase was partially offset by decreased selling expenses of approximately $56,000 and $189,000 due to the granting by the Company of an exclusive license to an unaffiliated third party to market its Home Health Pro system.

Depreciation and amortization expense increased
$127,233 and $317,069 to $282,603 and $743,029 for the
three and nine months ended February 29, 1996 as compared to $155,370 and $425,960 for the three and nine months ended February 28, 1995. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

Interest expense was $56,379 and $160,179 for the three and nine months ended February 29, 1996 as compared to $46,182 and $118,438 for the three and nine months ended February 28, 1995. The increases are attributable to additional borrowing against the Company's revolving credit agreement and commensurate interest expense increases.

Expenses Related to Real Estate Operations

Expenses include all expenses related to the operation of the Facility, including real estate taxes, depreciation expense and interest expense.

Income Taxes

Income tax benefit for the three and nine months ended
February 29, 1996 was $-0- and $3,138, respectively.
For the three and nine months ended February 28, 1995, the Company incurred tax expense of $20,000 and $45,000, respectively. The tax benefit arose from the filing of amended tax returns for prior years which has resulted in a refund of an overpayment.

Liquidity and Capital Resources

The Company's working capital deficiency as of February
29, 1996 was $82,721, a decrease from May 31, 1995 of
$1,647,055 or 105%. As discussed below, the Company assumed various debt in conjunction with the acquisition of the Facility. This transaction increased the current portion of long-term debt by approximately $460,000.

In addition the Company has spent approximately
$2,281,000 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company has also experienced an increase in its accounts payable due in part to its increased expenses in connection with its revenue growth.

On July 1, 1992, the Company loaned $1,000,000 to the
Company's Chairman, bearing interest at the prime rate plus 1-1/4% and was due July 1, 1995. On September 1,
1993, the Company was issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1-1/4% and being due April 30, 1994. On May
1, 1994, the Company extended the due date of the note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction. The Chairman paid
$340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the
Company extended the due date of the note to October
31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County
Industrial Development Agency ("NCIDA") from BFS
Sibling Realty Inc., formerly known as Brodsky Sibling
Realty Inc. ("BFS"), an affiliate substantially owned by the Company's Chairman, to Sandata, Inc., repaid
$129,000. The remaining balance of the note receivable was repaid by the Chairman during the quarter ended
February 29, 1996.

On July 31, 1993, the Company received a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to evidence the Company's accounts receivable from Compuflight. The note was payable in increments of $20,000 per month including interest at the rate of one percent above prime on the unpaid balance and was due April 1, 1994. On November 1,
1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at ten percent (10%) per annum and contains provisions for accelerated payments based upon Compuflight achieving certain results. Payments commenced on February 28, 1994 and are to continue until such time as the indebtedness and any accrued interest are paid in full. In connection with the promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Credit Agreement with the Bank. At the present time, Compuflight is indebted to the Company in the amount of $293,376, of which $256,914 represents the balance due on the note and $36,462 represents accounts receivable.

On June 1, 1994, BFS borrowed $3,350,000 in the form of
Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port
Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately $4,376,405.
In addition, the Company incurred approximately
$499,848 in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. Commencing October 1, 1995, principal, together with interest, is being repaid in equal monthly installments based on a 15 year amortization, with the balance of unpaid principal due
September 1, 2005.

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

As of July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company became the beneficial owner of and leases the Facility from the NCIDA (collectively the ("Assignment Transaction"). In connection with the Assignment Transaction, the Sublease was terminated.
The Company currently pays rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate, among other things, for a term expiring in September, 2005. The expiration of the lease term coincides with the maturity date of the existing Bond financing through the NCIDA. Upon the expiration of such term, the Company currently intends to exercise its rights to become record owner of the Facility. The Company's facilities are adequate for current purposes. In connection with the Assignment Transaction, the Company assumed certain indebtedness owed by affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan at 8.91%.
Each of the foregoing loans were incurred in connection with the construction of improvements to the Building, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

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

The Company has a line of credit to borrow up to $2,000,000 and a two-year term loan in the amount of $500,000 with the Bank. As of February 29, 1996 there is a balance of $1,638,000 remaining on the line of credit and $291,660 remaining on the term loan, respectively. The Company believes the results of its continued operations, together with the available line of credit, term loan and financings from the IDA and SBA should be adequate for the Company's presently foreseeable working capital requirements.

              SANDATA, INC.AND SUBSIDIARIES
PART II - OTHER INFORMATION

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

	                                        SANDATA, INC.
	                                        (Registrant)



Date: April 15, 1996            By: /s/ Bert E. Brodsky
                                        Bert E. Brodsky
	                                 Chairman of the Board
	                    President, Chief Executive Officer,
	                               Chief Financial Officer



April 15, 1996



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

             Re:      Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form
10-QSB for the quarter ending February 29, 1996 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.


Very truly yours,

Linda Scarpantonio
Legal Coordinator