Form 10KSB
period 1996-05-31
SANDATA INC
filed 1996-08-30
CIK 755465

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business Development

General

Sandata, Inc. (the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing computerized data processing services and custom software and programming services, by utilizing Company-developed software, and software acquired or licensed by the Company, principally to the health care industry, but also to the general commercial market. In addition, the Company provides hardware maintenance of PCs, printers and networks and training on PC software packages.

Applications of the Company's software include: a home health care system, computerized preparation of management reports, payroll processing, pharmacy prescription reimbursement and electronic time card with voice recognition systems.

Generally, in providing data processing services, the Company first receives data from its customers, then processes it and generates reports based on such data. Services are provided to customers by processing on the Company's equipment at its premises. The Company also has available software which permits information retrieval from customers' facilities which communicate with the Company's computers at its data center. This allows the Company's customers to have access to processing hardware and software without a substantial investment on their part. The Company also offers its services on a turnkey basis. Turnkey computer systems offer the customer total in-house capabilities through the licensing of the Company's software for use on a customer's computer. The Company's software is written in a variety of software languages including COBOL, C and FoxPro.

The Company was incorporated in the State of New York in June, 1978 and reincorporated in the State of Delaware in December 1986, at which time it also assumed its present name.

Business of Issuer

Principal Products and Services

Sandsport Home Attendant Reporting Programs ("SHARP"). The Company, through its wholly-owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), provides computer services to vendor agencies which, pursuant to contracts with the Human Resources Administration ("HRA") of the City of New York, provide home attendant services to the elderly and infirm in New York City. The Federal Government offers this program (the "Home Attendant Program") to participating states and municipalities as an optional part of its Medicaid program. The Federal Government funds a substantial portion of the program and in New York City, the State Department of Social Services and New York City fund the balance of the program. In New York City, the Home Attendant Program is administered by HRA, which sub-contracts with proprietary and not-for-profit agencies ("Vendor Agencies") to provide home attendant services to those in need. HRA refers patients to Vendor Agencies which, in turn, send home attendants to patients' homes to assist in homemaking chores. Vendor Agencies also provide periodic nurse's visits to patients. Vendor Agencies enlist the Company's computer services to provide weekly time sheets, billing, payroll processing and management reports. For the fiscal years ended May 31, 1996 and 1995, approximately $4,531,000 or 51% and $4,611,000 or 61%, respectively, of the Company's total operating revenues were derived from services rendered to Vendor Agencies.

Sandsport processes payroll, preparing paychecks indicating year-to-date earnings and deductions, payroll journals and payroll earnings and deduction summaries. Sandsport provides computerized information which permits Vendor Agencies to prepare on a quarterly basis their Employers Quarterly Federal Tax Return, New York State unemployment insurance returns, deposits for Federal unemployment insurance and all required New York City tax returns and deposits. Annually, Sandsport prepares for each Vendor Agency employee Transmittal of Income and Tax Statements, reconciliation of state tax withheld and Federal Unemployment Insurance Returns. Sandsport also furnishes to Vendor Agencies employee earning ledgers which enable them to review a full year's earnings history for each of their employees.

In conjunction with SHARP products, Sandsport has developed an electronic time card which allows the use of voice recognition technology to assist in capturing payroll information known as Sandata (R) SanTrax (TM) for its SHARP clients. SanTrax is an automated timekeeping system designed to monitor home attendants' arrival and departure times when servicing clients in their homes. SanTrax works by incorporating telephone technologies into the attendance reporting process. Caregivers call their agency's own toll-free number to record their arrival and departure from the patient's side; the system automatically and immediately confirms that the assigned caregiver is at the expected place at the expected time for the approved and scheduled duration. This data is used to produce weekly payroll and to automatically prepare reimbursement submissions to first and third party payors. For the fiscal years ended May 31, 1996 and 1995, approximately $1,891,000 or 21% and $94,000 or 1%, respectively, of the Company's total operating revenues were derived from services rendered relating to SanTrax.

Data Entry Services. The Company, through Sandsport, provides data entry, editing and data conversion services to various social services, municipal agencies, and the private sector.

Specialized System Development and Processing. Sandsport designs, implements and supports specialized system applications based upon its analysis of a client's particular need. Sandsport currently provides these services to an affiliate, National Medical Health Card Systems, Inc. ("Health Card"), of which Mr. Brodsky was formerly Chairman of the Board. P.W. Medical Management, Inc. ("PW"), of which Mr. Brodsky is Chairman of the Board, is a principal shareholder of Health Card. For the fiscal years 1996 and 1995, approximately $1,883,000 or 21% and $1,869,000 or 25%, respectively, of the Company's total operating revenues were derived through services rendered to Health Card. (See "Certain Relationships and Related Transactions")

Sandata Home Health Pro(R). Since March 1988, the Company, through its wholly-owned subsidiary, Sandata Home Health Systems, Inc. ("SHHS"), has been marketing the Sandata Home Health Pro(R) system ("Home Health Pro(R)) pursuant to an exclusive license agreement with Omni Data Systems, Inc. ("Omni"), which agreement, as amended, terminated on February 28, 1993. SHHS and Omni settled litigation with respect to the license agreement, whereby, pursuant to a settlement agreement dated as of April 5, 1994, among other things, the Company received a license from Omni to continue to use such software and purchase certain derivative software from Omni and was entitled to retain the customers assigned to it by Omni. On June 15, 1995 SHHS granted an exclusive license to an unaffiliated third party to market its Home Health Pro(R) system. The agreement calls for SHHS to receive commissions on all sales made by the unrelated party. SHHS has the right to revoke this agreement if certain minimum sales targets are not met. In addition, SHHS also granted to such licensee the right to maintain Home Health Pro(R) customers as well as the right to develop additional Home Health Pro(R) system modules. Under the terms of such agreement, all additions and modifications to the Home Health Pro(R) software remain the property of SHHS.

Sanitation Management System. Prior to April 1, 1996, the Company, through its wholly-owned subsidiary, Sandata Spectrum, Inc., marketed Spectrum Solid Waste Management Systems ("Sanitation") pursuant to an exclusive license agreement with PW, an affiliate of the Company's Chairman. (See "Certain Relationships and Related Transactions") Sanitation is an integrated software package designed to provide management with information needed for planning and making daily decisions in the waste industry, including management solutions for solid waste, liquid waste, hazardous waste, transfer stations, recycling and landfill operations. The Company sold the right to service its Sanitation customers to a third party buyer as of April 1, 1996, pursuant to a transaction in which the buyer paid the Company $18,640 in the form of a promissory note made payable to the Company. The note bears no interest and is payable in equal monthly installments of $1,165 each, with the final payment due on August 1, 1997. As a condition of the sale, the buyer agreed to assume the Company's obligations under the existing Sanitation software support and maintenance agreements.

Durable Medical Equipment System. Prior to May 1, 1994, the Company, through its wholly-owned subsidiary, Sandata Spectrum, Inc., marketed the Spectrum Durable Medical Equipment System ("DME") pursuant to an exclusive license agreement with PW, an affiliate of the Company's Chairman and President. (See "Certain Relationships and Related Transactions") DME is a comprehensive Billing Management System, Inventory Management System, Order Processing Management System, Cash Flow management System and Accounting and Business Management System, providing for all aspects of running a modern durable medical equipment dealership. (A DME dealer sells such things as wheelchairs, oxygen tanks, hospital beds and other supplies which are necessary for patients who are confined to their home.) The Company sold the right to service its DME customers, which business accounted for approximately 22% of the total gross revenues of the Company for the year ended May 31, 1994, to a third party buyer as of May 1, 1994, pursuant to a transaction in which the buyer paid the Company $64,690, consisting of $44,000 in cash ($7,000 net of expenses of sale) and $20,690 in receivables from the buyer. As a condition of the sale, the buyer agreed to assume the Company's obligations under the previously existing DME software support and maintenance agreements. Further, the Company retained the right to sell the DME software source code to individual former DME customers and is entitled to receive royalties from the buyer based upon future software sales.

In September 1994, the agreement between the Company and the purchaser was amended to specifically terminate the purchaser's right and obligation under the DME software support and maintenance agreements for a majority of the DME customers at a cost to the Company of $25,000. In addition, the purchaser was required to return to the Company all copies of the DME software Source Code and agreed that the DME Source Code is confidential and proprietary to the Company. Simultaneously, the Company sold the right and obligation under the DME support and maintenance agreements to an unaffiliated third party and issued to that party an exclusive license to sell the DME Source Code throughout the United States for a minimum royalty payment of $50,000, payable at a rate of $2,941 per month commencing January 1995.

Seasonality

The Company's revenues are not subject to seasonal fluctuations.

Marketing and Distribution

The Company provides its computerized information processing services to a variety of users, although principally to the health care industry. Many of the Company's software programs are, upon development, adaptable to customers in related fields of enterprise. Thus, the components of the Home Attendant Program - Medicaid reimbursable billing, management reports, payroll processing, tax reports - may be utilized in other settings.

With respect to SanTrax, once a customer has contracted to utilize the service, it is assigned a toll-free number by the Company, calls made to this number are processed directly through the Company's software where reports are then generated to the customer based upon its specific requirements.

The Company markets its products and services throughout the country by sales representatives directly employed by the Company in addition to independent sales agents.

Competition

The computer services industry is characterized by competition in the areas of service, quality, price, technical expertise, software and marketing. The Company competes with service bureaus and time-sharing services as well as with companies which offer stand-alone systems.

The Company competes for customers on the basis of the range and quality of its software and on its ability to develop programs tailored to its customers' requirements. Many of the Company's competitors have substantially greater financial resources and substantially larger marketing, technical and field organizations.

With respect to the Company's SHARP business, there has been an increase in competitive pressure and uncertainty in recent years, partly as a result of the City of New York requiring all contracts with City agencies to undergo competitive bidding. Although the Company has been awarded contracts based on its bids, there can be no assurance that its bids will be accepted in the future.

Customers

The Company's customer base is primarily drawn from the health care industry. During the fiscal years 1996 and 1995, the Company derived revenues from a group of customers who are all funded by one governmental agency, amounting to approximately $6,218,000 or 69% and $4,662,000 or 62% of total operating revenues, respectively. The Company also derived revenue from a related party for data processing and computer design services. Such revenues during fiscal 1996 and 1995 amounted to $1,883,000 and $1,869,000, respectively. Although the loss of any one of these customers would have a material adverse effect on the Company, the Company believes that its relationships with these customers are good.

Proprietary Rights

The Company filed a new United States Trademark application which, when approved, will rename its voice recognition timekeeping system to SanTrax. (See Item 3 - Legal
Proceedings)

The Company has not applied for Federal copyright registration for its computer software systems now in existence or being developed. However, the Company believes that its systems are trade secrets and that they, together with the documentation, manuals, training aids, instructions and other materials supplied to users, are subject to the proprietary rights of the Company and protected by applicable trade secret laws. The Company generally seeks to obtain trade secret protection pursuant to non-disclosure and confidentiality agreements with its employees. Although the Company's customers are advised that the Company retains title to all of its products, and they agree to safeguard against unauthorized use of such systems, there can be no assurance that the Company will be able to protect against misappropriation of its proprietary rights and trade secrets.

Research and Development

The Company incurred approximately $201,000 and $288,000 during the fiscal years 1996 and 1995, respectively, on research and development. The Company incorporates its research and development into its on-going business activities. The Company's employees may develop new software programs and expand or modify existing ones. After determining that a program has reached technological feasibility, the subsequent development costs are capitalized. All other costs are expensed.

Employees

The Company and its subsidiaries employ 103 employees, including 90 full-time and 13 part-time employees. The Company believes that its success will depend in part on its ability in a highly competitive environment to attract and retain highly skilled technical, marketing and management personnel.

The Company considers its employee relations to be satisfactory. The Company is not a party to any collective bargaining agreement.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company and its subsidiaries currently occupy approximately 25,000 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). As of July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS Sibling Realty Inc. (formerly Brodsky Sibling Realty Inc.) ("BFS"), an affiliate of the Company substantially owned by the Company's Chairman, the Company is the beneficial owner of and leases the premises from the Nassau County Industrial Development Agency ("NCIDA"). The Company currently pays rent for the Facility to NCIDA in the amount of $48,600 per month for a term expiring in September, 2005.
 The expiration of the Lease term coincides with the maturity date of the existing Bond financing through NCIDA, which Bonds are held by a bank by which time the Company currently intends to exercise its right to become record owner of the Facility. The Company's facilities are adequate for current purposes. (See "Certain Relationships and Related Transactions" for a discussion of the Brodsky Sibling Realty Inc. Project)

ITEM 3 - LEGAL PROCEEDINGS

Time Data Systems, Inc. vs. Time Trax Systems, Inc. was commenced in May 1996 in United States District Court Eastern District of Michigan. The complaint contained, among other things, causes of action for infringement of a federally registered trademark, and sought injunctive relief restraining the defendant from using the name "TimeTrax". In August 1996, the parties agreed to enter a Final Judgment on Consent whereby, among other things, the Defendant is restrained from using the name "TimeTrax". No monetary damages were awarded and the Plaintiff agreed to dismiss the litigation.

Other than as described above, the Company is not involved in any material legal proceeding, other than that which is nonmaterial and routine litigation incidental to its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded in over-the-counter market under the symbol "SAND" on the National Association of Securities Dealers Automated Quotation System ("NASDAQ").
The table below sets forth high and low bid prices of the Common Stock, as furnished by NASDAQ. The quotations set forth below reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                             Bid Prices

                         High            Low
Fiscal Year Ended
May 31, 1996
First Quarter          $1-3/4           $1-3/4
Second Quarter          7-1/2            1-3/4
Third Quarter           3-1/4            2-1/4
Fourth Quarter          3-3/4            1-3/4

Fiscal Year Ended
May 31, 1995
First Quarter          $2-3/8          $2-1/8
Second Quarter          2-1/4           2-1/4
Third Quarter           2-1/4           1
Fourth Quarter          2-3/4           1


Holders

Management has been advised by its transfer agent (North
American Transfer Co.) that the approximate number of holders of record of the Company's Common Stock, as of August 14, 1996 was 1,079.

Dividends

No cash dividends have been paid by the Company on its Common
Stock and no such payment is anticipated in the foreseeable future.

Dividends are restricted pursuant to the terms of a revolving credit and term loan agreement between the Company and a bank.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company and its subsidiaries currently occupy their offices located at 26 Harbor Park Drive, Port Washington, NY 11050. From June 1, 1994 to July 30, 1995 BFS Sibling Realty Inc. (formerly Brodsky Sibling Realty Inc.) ("BFS"), an affiliate of the Company substantially owned by the Company's Chairman, leased the premises from the Nassau County Industrial Development Agency ("NCIDA") and the Company subleased the premises from BFS pursuant to the transaction discussed below in "Liquidity and Capital Resources".

On April 20, 1994 the U.S. Small Business Administration (the "SBA") authorized the sale of a $750,000 debenture in connection with a loan in like amount to be made by the Long Island Development Corporation (the "LIDC") to the Company (See "Liquidity and Capital Resources" below for a more detailed description of the LIDC transaction). Pursuant to the SBA's requirements for the LIDC to consummate the loan, the NCIDA transaction was amended whereby the Company became the lessee of the premises as of July 31, 1995.

In May 1994 the Company announced the acceptance by the Board of Directors of the Company of a proposal to take the Company "private" for purposes of Federal Securities Laws. The proposed privatization of the Company consisted of a proposal from Bert Brodsky, Hugh Freund, Gary Stoller,
Leland H. Freund and Emily B. Freund (the "Proponents") whereby stockholders of the Company would have received
$2.50 per share in cash for their shares of the Company's common stock. In December 1994, the Proponents withdrew their proposal, informing the Board of Directors that their decision had been based on several factors, including the substantial delays created by the need to comply with legal and regulatory requirements, the costs associated with such compliance and with such delays and the uncertainty regarding the timing of the possible consummation of the proposed transaction. The Company advanced certain fees on behalf of the Proponents arising from the proposed transaction, which are payable in January 1997.

On April 20, 1995, the Company's $2,000,000 secured revolving credit agreement (the "Credit Agreement") with a bank (the "Bank") was amended, extending the due date for two years to April 1997 and revising the Company's financial covenants. Contemporaneously, the Bank extended a two year term loan (the "Term Loan") of $500,000 to the Company. The proceeds of the Term Loan were used to partially repay outstanding advances against the Company's Credit Agreement. (See "Liquidity and Capital Resources" below)

Analysis of Operations

Fiscal Years ended May 31, 1996 compared with May 31, 1995

Service fee revenues for fiscal 1996 were $8,964,335, as compared to $7,546,454 for the previous fiscal year, an increase of $1,417,881 or 19%. The increase is largely attributable to revenues derived from a new product called
SanTrax.

Real estate rental income of $285,048 for fiscal 1996 is derived from the rental of space to companies affiliated with the Company's Chairman.

Expenses Related to Services

Operating expenses were $5,038,472 for the year ended May 31, 1996, as compared to $4,795,157 for the year ended May 31, 1995, an increase of $243,315 or 5%. Costs associated with the development of a new product, Sandata SanTrax, and its operations including telephone, payroll and expenses related to equipment were the primary factors for the increase in operating expenses. The increase was partially offset by decreased operating costs, primarily payroll costs, due to the company granting an exclusive license to an unaffiliated third party to market its Home Health Pro(R) System.

Selling, general and administrative expenses for fiscal 1996 were $1,988,115 compared to $1,958,617 in fiscal 1995, an increase of approximately $29,498 or 2%. The increase is partially due to an increase in payroll and related costs, advertising and administrative costs primarily related to SanTrax and existing product lines. The increase was partially offset by decreased selling expenses due to the Company granting an exclusive license to an unaffiliated third party to market its Home Health Pro(R) System.

Depreciation and amortization was $1,093,264 for the year ended May 31, 1996, as compared to $680,910 for the year ended May 31, 1995, an increase of $412,354 or 61%. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

Interest expense for fiscal 1996 was $216,862 compared to $179,809 for fiscal 1995, an increase of $37,053 or 21%. The increase is attributable to additional borrowings against the Company's revolving credit agreement and commensurate interest expense increases.

Expenses Related to Real Estate Operations

Expenses include all expenses related to the operation of the Facility (defined below), including real estate taxes, depreciation expense and interest expense.

Income Tax Expenses

Income tax benefit for fiscal 1996 was $8,000. Income tax expense for fiscal 1995 was $74,444. The decrease in income tax expense is primarily due to an increase in the net operating loss carryforward in addition to a decrease in the valuation allowance. The effective tax rates for fiscal 1996 and 1995 were (3.2)% and 74.9%, respectively.

Liquidity and Capital Resources

The Company's working capital deficiency as of May 31, 1996 was $852,929, a decrease from May 31, 1995 of $2,417,263.
As discussed below, the Company assumed various debt in conjunction with the acquisition of the Facility. This transaction increased the current portion of long-term debt by approximately $505,000.

In addition, the Company has spent approximately $3,458,000 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company has also experienced an increase in its accounts payable due in part to its increased expenses in connection with its revenue growth.

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

On July 31, 1993, the Company received a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to evidence the Company's accounts receivable from Compuflight.
 The note was payable in increments of $20,000 per month including interest at the rate of one percent above prime on the unpaid balance and was due April 1, 1994. On November 1, 1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at ten percent (10%) per annum and contains provisions for accelerated payments based upon Compuflight achieving certain results. Payments commenced on February 28, 1994 and are to continue until such time as the indebtedness and any accrued interest are paid in full. In connection with the promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Credit Agreement with the Bank. At the present time, Compuflight is indebted to the Company in the amount of $222,139, of which $195,811 represents the balance due on the note and $26,258 represents accounts receivable.

 On June 1, 1994, BFS borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by the Bank. The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. Commencing October 1, 1995, principal, together with interest, is being repaid in equal monthly installments based on a 15 year amortization, with the balance of unpaid principal due September 1, 2005.

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

In connection with the Assignment Transaction, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Building, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA"). The entire $750,000 proceeds have been used to repay a portion of the Bond indebtedness to the Bank. The Company entered into the Assignment Transaction primarily to satisfy certain requirements of the SBA. The Term Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%.

On April 20, 1995 the Company's $2,000,000 secured revolving credit agreement (the "Credit Agreement") with the Bank was amended, extending the due date for a period of two years. Upon maturity, the Company may, at its option convert the outstanding principal balance of the Credit Agreement to a five-year self-amortizing term loan. The amended Credit Agreement revised the Company's requirements to maintain a stated net worth amount and maximum net loss amount, plus specific working capital and liquidity ratios, capital expenditure limitations and restrictions on the payment of dividends. Contemporaneously, the Bank tended a two-year term loan (the "Term Loan") of $500,000 to the Company. The proceeds of the Term Loan were used to partially repay outstanding advances against the Company's Credit Agreement. Principal and interest of the Term Loan are to be repaid over a 24-month period. At May 31, 1996 and 1995, the Company failed to meet certain financial covenants required under the Credit Agreement and Term Loan, for which the Bank has granted waivers. As of May 31, 1996 there is a balance of $1,038,000 remaining on the line of credit and $229,158 remaining on the Term Loan.

In December of 1994, the Company entered into a sales/leaseback transaction whereby certain fixed assets were sold for $300,000 and concurrently leased back by the Company. The proceeds were used to partially repay outstanding advances against the Company's revolving credit agreement. In February 1995, the Company entered into two sales/leaseback transactions whereby certain fixed assets were sold for $559,334 and concurrently leased back by the Company. The proceeds were used to partially repay outstanding advances against the Company's Credit Agreement.

In June 1995, the Company entered into a sales/leaseback transaction whereby certain fixed assets were sold for $500,000 and concurrently leased back to the Company. The proceeds were used to partially repay outstanding advances against the Company's Credit Agreement.

In September 1995, the Company entered into a sales/leaseback transaction whereby certain fixed assets were sold for $326,000 and concurrently leased back to the Company. The proceeds were used to partially repay outstanding advances against the Company's Credit Agreement.

The Company believes the results of its continued operations, together with the available Credit Line, Term Loan and financings from the IDA and SBA should be adequate to fund presently foreseeable working capital requirements.

Prospects for the Future, Trends and Other Events

On June 15, 1995 the Company entered into a licensing agreement with an unrelated third party, to market its Home Health Pro(R) system in order to continue focusing on SHARP, its core business, and continued development of its new product known as SanTrax. The agreement calls for the Company to receive commissions on all sales made by the unrelated party. The Company has the right to revoke this agreement if certain minimum sales targets are not met. In addition, there has been an increase in competitive pressure and uncertainty in the Company's SHARP business in recent years, partly as the result of the City of New York requiring all contracts with City agencies to undergo competitive bidding. Furthermore, the Company notes that, to a major extent, the success of its SHARP business rests with a key officer of the Company, who has established various relationships with the Company's SHARP customers over the years.

Except as discussed above, the Company has no knowledge of any specific prospects, industry, or other trends, events or uncertainties that might have a material impact on the Company's net sales or income from continuing operations, or that would increase the value of the shares in the long-term or the short-term.

The Company believes that inflation and changing prices have not had a material impact on the Company's operations.


ITEM 7 - FINANCIAL STATEMENTS

Sandata, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Certified Public
  Accountants

Financial Statements

Consolidated Balance Sheets as of May 31, 1996
  and 1995

Consolidated Statements of Income for the years ended May 31, 1996 and 1995

Consolidated Statements of Shareholders' Equity for the years ended May 31, 1996 and 1995

Consolidated Statements of Cash Flows for the years ended May 31, 1996 and 1995

Notes to Consolidated Financial Statements


REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

Marcum & Kliegman LLP


CONSOLIDATED BALANCE SHEETS

May 31,

ASSETS (Notes 4 and 8)                     1996         1995
                                           ----         ----
CURRENT ASSETS
Cash and cash equivalents                $368,400   $102,613
Accounts receivable, net of allowance
  for doubtful accounts of $350,000
  and $304,000 at 1996 and 1995,
  respectively                          1,180,905    784,808
Receivables from affiliates (Note 8)      190,635  1,058,757
Receivable from former affiliate
  (Note 9)                                 26,258     77,459
Note receivable from former affiliate,
  net of allowance for doubtful accounts
   of $119,000 in 1996 (Note 9)            77,100    240,000
Notes receivable - officers (Notes 8
  and 13)                                 102,867        -0-
Note receivable - officer (Note 8)            -0-    150,000
Inventories                                27,972     26,222
Income taxes receivable (Note 6)              -0-     66,000
Prepaid expenses and other current assets 172,897     88,153
                                          -------  ---------
     Total Current Assets               2,147,034  2,594,012

FIXED ASSETS, NET (Notes 2, 3, 7
  and 11)                               9,399,625  3,564,208

OTHER ASSETS
Note receivable from former affiliate,
  net of allowance for doubtful accounts
  of $119,000 in 1995 (Note 9)                -0-     58,199
Advances to affiliates (Note 8)               -0-     61,000
Notes receivable - officers  (Notes 8
  and 13)                                     -0-    102,867
Cash surrender value of officer's life
 insurance, security deposits and other   410,683    327,766
                                          -------    -------
     Total Assets                     $11,957,342 $6,708,052
                                      ----------- ----------
                                      ----------- ----------


LIABILITIES AND SHAREHOLDERS' EQUITY       1996        1995
                                           ----        ----
CURRENT LIABILITIES
Accounts payable and accrued
  expenses                              $1,022,058  $601,106
Current portion of long-term debt
  (Note 4)                                 768,354   250,000
Note payable - affiliate (Note 5 )       1,000,000       -0-
Deferred/unearned revenue                    4,299    34,751
Deferred income (Note 11)                  205,252   143,821
                                         --------- ---------
     Total Current Liabilities           2,999,963 1,029,678

LONG-TERM DEBT (Note 4)                  4,322,234 1,679,166
NOTES PAYABLE - AFFILIATES (Note 5 )       462,000       -0-
DEFERRED INCOME (Note 11)                  177,530   205,642
DEFERRED INCOME TAXES (Note 6)              83,000   140,444
                                            ------   -------
     Total Liabilities                   8,044,727 3,054,930
                                         --------- ---------
COMMITMENTS AND CONTINGENCIES
  (Notes 4, 7, 8 and 14)
SHAREHOLDERS' EQUITY (Note 10)
  Common stock; par value $.001; authorized
  3,000,000 shares in 1996 and 1995, 816,727
  issued; 763,955 shares outstanding           816       816
  Additional paid in capital             1,279,710 1,279,710
  Retained earnings                      2,768,975 2,509,482
                                         --------- ---------
                                         4,049,501 3,790,008
Less Treasury stock - at cost (52,772
  shares in 1996 and 1995)               (136,886)  (136,886)
                                         ---------  --------
    Total Shareholders' Equity          3,912,615  3,653,122
                                        ---------  ---------
Total Liabilities and Shareholders'
  Equity                              $11,957,342 $6,708,052
                                      ----------- ----------
                                      ----------- ----------


CONSOLIDATED STATEMENTS OF INCOME
Years ended May 31,
                                          1996          1995
                                          ----          ----
REVENUES:
  Service fees (Notes 1, 2 and 8)     $8,964,335  $7,546,454
  Real estate rental income              285,048         ---
  Other income (Note 11)                 277,982      75,523
  Interest income (Notes 8 and 9)         34,858      91,969
                                         -------      ------
                                      $9,562,223  $7,713,946
                                      ----------  ----------
COSTS AND EXPENSES:
  Service Fees:
  Operating (Note 3)                   5,038,472   4,795,157
  Selling, general and administrative  1,988,115   1,958,617
  Depreciation and amortization        1,093,264     680,910
  Interest expense                       216,862     179,809
                                       ---------    --------
                                      $8,336,713  $7,614,493
                                       ---------   ---------
  Real Estate:
  Operating                              472,310         ---
  Depreciation and amortization           88,779         ---
  Interest expense                       289,629         ---
  Real estate taxes                      123,299         ---
                                         -------      ------
                                         974,017         ---
                                         -------      ------
TOTAL COSTS AND EXPENSES              $9,310,730  $7,614,493
                                       ---------   ---------
Earnings from operations before
  income taxes                           251,493      99,453
Income tax expense (benefit) (Note 6)   (8,000)     74,444
                                         -------      ------
NET EARNINGS                            $259,493     $25,009
                                        --------     -------
                                        --------     -------
EARNINGS PER COMMON SHARE                  $0.16       $0.03
Weighted average common shares
  outstanding (Note 1)                $1,586,423    $763,955
                                       ---------    --------
                                       ---------    --------


CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended May 31, 1996 and 1995

                              Add'l
             Common Stock    paid-in   Retained  Treasury  Total
             Shares Amount   capital   Earnings    Stock
             ------ -----   -------   --------   --------  -----
Balance at
June 1, 1994 816,727  816 1,279,710  2,484,473  136,886)3,628,113

Net earnings     ---  ---       ---    25,009     ---      25,009
             ------- ---- --------- --------- --------  ---------
Balance at
May 31, 1995 816,727  816 1,279,710 2,509,482 (136,886) 3,653,122

Net earnings     ---  ---       ---   259,493      ---    259,493
             ------- ---- --------- --------- --------  ---------

Balance at
May 31, 1996 816,727 $816 1,279,710$2,768,975$(136,886)$3,912,615
             ------- ---- --------- --------- --------  ---------
             ------- ---- --------- --------- --------  ---------


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended May 31,
                                          1996        1995
                                          ----        ----
Cash flows from operating activities:
  Net earnings                         $259,493     $25,009
  Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
    Depreciation and amortization     1,182,043     680,910
   (Gain) on disposal of fixed assets  (242,552)    353,706)
    Provision for losses on accounts
      receivable                         45,516     192,748
    Recognition of deferred income     (209,233)    (75,522)
    Recognition of deferred revenue     (91,886)    272,977)
    Deferred tax provision (benefit)    (57,444)     95,444
  (Increase) decrease in operating
      assets
    Accounts receivable                (441,613)    232,886
    Receivables from affiliates         868,122    (567,484)
    Receivable from former affiliate     51,201      (3,227)
    Inventories                          (1,750)     66,288
    Prepaid expenses and other current
      assets                            (84,744)     29,685
    Income taxes receivable              66,000     (41,000)
    Other assets                        (82,917)    (85,273)
  Increase (decrease) in operating
    liabilities
    Accounts payable and accrued
      expenses                          420,952    (189,116)
    Deferred revenue                     61,434     211,123
    Deferred income                     242,552     353,706
                                        -------     -------
  Net cash provided by operating
    activities                        1,985,174     299,494
                                      ---------     -------
Cash flows from investing activities:
    Purchases of fixed assets        (3,457,703) (2,992,460)
    Proceeds from sale/leaseback
      transactions                      825,935     859,334
    Issuance of notes receivable
      - officer, net                         --    (102,867)
    Collection of note receivable
      - officer                         150,000     340,000
    Collection of note receivable
      - former affiliate                221,099     266,822
    Advances to affiliates               61,000     431,529
    Net cash used in investing
      activities                     (2,199,669) (1,197,642)
                                      ---------   ---------
Cash flows from financing
  activities:
    Proceeds from term loans            979,166          --
    Proceeds from notes payable
       - affiliates                   1,462,000          --
    Principal payments on term loan  (1,319,718)    (20,834)
    Proceeds from line of credit      1,500,000   2,875,000
    Principal payments on line of
      credit                         (2,141,166) (2,125,000)
                                      ---------   ---------
      Net cash provided by financing
        activities                      480,282     729,166
                                        -------     -------
      INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS            265,787    (168,982)
Cash and cash equivalents at beginning
  of year                               102,613     271,595
                                        -------     -------
Cash and cash equivalents at end
  of year                              $368,400    $102,613
                                        -------     -------
                                        -------     -------

<F1>
Supplemental Disclosure of Noncash Investing and Financing
Activities:

The Company assumed $4,143,140 of debt in 1996 as disclosed in the Notes to the Consolidated Financial Statements in conjunction with the acquisition of a facility.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements include the accounts of Sandata, Inc. and its wholly owned subsidiaries: Sandsport
Data Services, Inc., Sandata Home Health Systems, Inc.,
Sandata Spectrum, Inc., SanTrax Systems, Inc., SanTrax Productivity, Inc. and Sandata Inteck, Inc. Sandata Inteck, Inc. is an inactive subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

b. Nature of Business and Economic Dependency

Sandata, Inc. and Subsidiaries (the "Company") are primarily engaged in the business of providing computerized data processing services using Company-developed and licensed software principally to the healthcare industry. The Company primarily operates in the New York metropolitan area. During fiscal 1996 and 1995, the Company received revenues from a group of customers who are all funded by one governmental agency, amounting to approximately $6,218,000 and $4,662,000, respectively.

c. Fixed Assets

Fixed assets are recorded at cost. Depreciation and amortization are computed principally by the straight-line method over the lesser of the estimated useful lives or lease terms of the related assets.

d. Income Taxes

The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns.

e. Software Costs

The Company capitalizes expenditures incurred for the development of existing software which has already reached technological feasibility and expenses all other costs. Amortization is computed on the straight-line method over the estimated useful life of the software.

f. Inventories

Inventories, consisting of computer equipment held for resale, are stated at the lower of cost or market; cost is determined using the specific identification method.

g. Net Earnings Per Common Share

Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Earnings per common share for the fiscal year 1996 includes the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the modified treasury stock method included in the calculation of earnings per common share for the year ended May 31, 1996 was 822,468. The effect of stock options and warrants on the calculation of earnings per common share was antidilutive in fiscal year 1995.

h. Revenue Recognition

The Company recognizes revenues and direct costs as the contractual service is rendered and the expense associated with such service is incurred. Included in accounts receivable are unbilled amounts approximating $3,000 and $53,000 at May 31, 1996, and 1995, respectively. Revenues from hardware and software maintenance contracts are deferred and recognized over the life of the contracts.

i. Statement of Cash Flows

The Company paid income taxes of approximately $4,000 and $35,000 and interest of approximately $506,000 and $180,000 for the years ended May 31, 1996 and 1995, respectively.

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

j. Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - SALE OF DME SOFTWARE

a. On May 1, 1994, the Company sold its Durable Medical Equipment System business ("DME") to an unaffiliated third party for $64,690, consisting of $44,000 in cash ($7,000 net of expenses of sale) and $20,690 in receivables from the purchaser. As a condition of the sale, the purchaser agreed to assume the Company's obligations under the previously existing DME software support and maintenance agreements. The Company has also retained the right to sell the DME software Source Code to certain former DME customers and is entitled to receive royalties from the purchaser based upon future software sales for which the Company expects to recover the related capitalized software costs with a net book value of $88,000 and $122,000 as of May 31, 1996, and 1995, respectively, which are classified as fixed assets in the accompanying balance sheets.

b. In September 1994, the agreement between the Company and the purchaser was amended to specifically terminate the purchaser's right and obligation under the DME software support and maintenance agreements for a majority of the DME customers at a cost to the Company of $25,000. In addition, the purchaser was required to return to the Company all copies of the DME software Source Code and agreed that the DME Source Code is confidential and proprietary to the Company.

Simultaneously with the amendment to the agreement with the purchaser, the Company sold the right and obligation under the DME software support and maintenance agreements to an unaffiliated third party for $67,850 ($46,425 net of expenses of sale). In addition, the Company also issued an exclusive license to sell the DME Source Code throughout the United States to the third party. In consideration for the license, the Company is entitled to receive a minimum royalty of $50,000, payable at a rate of $2,941 per month commencing January 1995. The Company has received payments through June 1996.


NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

                               Useful        May 31,
                                Life     1996       1995
                               ------    ----       ----
Computer equipment and
  software costs              5 years $7,622,391 $5,451,140
Furniture, fixtures and
  automobiles               4-7 years    289,218    376,428
Leasehold improvements       10 years    726,737    862,804
Building and improvements    39 years  4,085,620        ---
Land                                     791,280        ---
                                       ---------    -------
                                     $13,515,246 $6,690,372
Less accumulated depreciation
  and amortization                     4,115,621  3,126,164
                                      ----------  ---------
                                      $9,399,625 $3,564,208
                                      ---------- ----------

<F1>
Depreciation and amortization expense relating to fixed assets (other than software costs) amounted to approximately $673,000 and $297,000 in 1996 and 1995, respectively.

The cost of assets under capital leases and accumulated amortization on these assets amounted to $4,876,900 and $88,779, respectively, at May 31, 1996.

Unamortized software costs amounted to approximately $1,890,000 and $1,399,000 at May 31, 1996 and 1995, respectively. Amortization expense for these costs totaled approximately $509,000 and $384,000 in 1996 and 1995, respectively.

Research and development expenses amounted to approximately $201,000 and $288,000 in 1996 and 1995, respectively.

NOTE 4 - DEBT

On February 10, 1993, the Company entered into a secured revolving credit agreement (the "Credit Agreement") as amended, with a bank (the "Bank") to borrow up to $2,000,000 which was payable on February 10, 1995 at 3/4% above the prime lending rate. In June 1994, the Credit Agreement was amended restating the Company's requirements to maintain a stated net worth amount and a maximum net loss amount, plus specific working capital and liquidity ratios, capital expenditure limitations and restrictions on the payment of dividends.

On April 20, 1995, the Credit Agreement with the Bank was amended extending the due date for a period of two years. Upon maturity, the Company may, at its option, convert the then outstanding principal balance of the advances under the Credit Agreement into a five (5) year term loan payable in sixty (60) equal monthly principal installments plus interest at 3/4% above the Bank's prime rate. The amended Credit Agreement also revised the Company's requirements to maintain a stated net worth amount, a maximum net loss amount, plus specific working capital and liquidity ratios, capital expenditure limitations and restrictions on the payment of dividends.

Also on April 20, 1995, a two-year term loan (the "Term Loan") in the amount of $500,000 was advanced by the Bank to the Company. The proceeds of the Term Loan were used to partially repay outstanding advances against the Company's Credit Agreement. The Term Loan is payable in twenty-four
(24) monthly principal installments of $20,834 plus interest at 3/4% above the Bank's prime rate, through April 1997.

Both the Credit Agreement and the Term Loan are collateralized by all the assets of the Company. The Term Loan is guaranteed on an unlimited basis by the Company's Chairman and the Credit Agreement is guaranteed on a limited basis by the Company's Chairman, to a maximum of $1,000,000. In addition, the Company has assigned its right to the promissory note due from Compuflight, Inc. and its security interest in the assets of Compuflight, Inc. to the Bank as additional collateral.

At May 31, 1996 and 1995 the Company failed to meet certain financial covenants required under the Credit Agreement and Term Loan, for which the Bank has granted waivers.

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

As of July 31, 1995, by an Assignment and Assumption and
First Amendment to Lease between the Company and BFS, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Building, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation
("LIDC"), under a guarantee by the U.S. Small Business
Administration ("SBA"). The entire $750,000 proceeds have been used to repay a portion of the Bond indebtedness to the Bank. The Company entered into the Assignment Transaction primarily to satisfy certain requirements of the SBA. The
Term Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%.

In connection with the February 1995 sale/leaseback, the Company has issued irrevocable letters of credit in the amount of $375,000 for the benefit of the lessor. One letter of credit in the amount of $225,000 is cancellable on January 31, 1997 if the Company meets certain financial targets. The remaining letter of credit expires upon the termination of the lease.


Maturities of long term debt at May 31, 1996 are as follows:

                                               Principal
         Year ending May 31,                   Repayments
                                               ----------
              1997                              $768,354
              1998                               668,911
              1999                               424,800
              2000                               404,067
              2001                               405,743
        Thereafter                             2,418,713
                                               ---------
                                              $5,090,588
                                               ---------
                                               ---------

NOTE 5 - NOTES PAYABLE - AFFILIATES

The note payable - affiliates which is evidenced by a note represents amounts borrowed from a company affiliated with the Company's Chairman. Subsequent to May 31, 1996, $850,000 of the demand note, which is non-interest bearing, was repaid.

The notes payable - affiliates represents amounts borrowed from two companies affiliated with the Company's Chairman. The notes bear interest at prime plus 3/4% and are due December 2000 and May 2001, respectively.

NOTE 6 - INCOME TAXES

The income tax expense (benefit) is comprised of the following:

                                     Year ended May 31,
                                       1996       1995
                                      ------     ------
Current
  Federal                           $(98,000)  $(66,000)
  State                                8,000     27,000

Deferred - Federal and state          82,000    113,444
                                     -------    -------
                                     $(8,000)   $74,444
                                     -------    -------
                                     -------    -------

The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                     Year ended May 31,
                                      1996        1995
                                      -----       -----
Statutory U.S. Federal tax rate       34.0%       34.0%
State taxes                            3.2        17.9
Nondeductible items                   37.4        22.6
Current benefit - tax expense in
  excess of book                    (110.3)         --
Net change in items giving rise to
  deferred taxes                      32.5         0.4
                                     -----       -----
                                      (3.2)%      74.9%
                                     -----       -----
                                     -----       -----

<F1>
As of May 31, 1996 and 1995, depreciation gave rise to deferred tax liabilities of approximately $696,000 and $407,000, respectively, allowance for doubtful accounts, vacation accruals, deferred gains, net operating loss carryforwards, credits and contribution carryovers gave rise to deferred tax assets of approximately $613,000 and $267,000, respectively, net of a valuation allowance of $86,000 and $210,000, respectively. These amounts are presented net in the consolidated balance sheet as of May 31, 1996 and 1995, as a noncurrent deferred tax liability.

NOTE 7- COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment. Until July 31, 1995, the office space was sublet from an affiliate of the Company substantially owned by the Company's Chairman (the "Affiliate"), under a sublease agreement expiring on September 1, 2005. The sublease agreement provides for rental payments to be made to the lessor in an amount equal to the principal and interest requirement on the bonds of the lessor (see Note 7). Such amount was $97,200 and $545,382 for the years ended May 31, 1996 and 1995, respectively, and includes all real estate taxes and operating costs.

As of July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and the Affiliate, the Company is the beneficial owner of and leases the premises from the Nassau County Industrial Development Agency ("NCIDA"). The Company currently pays rent for the facility to NCIDA in the amount of $48,600 per month for a term expiring in September, 2005. Such amount was $486,000 for the year ended May 31, 1996.

The equipment is leased on a monthly basis at a rate of approximately $31,000 per month from a company owned by a shareholder of the Company (See Note 8).

In September 1989, the Company entered into a sale/leaseback transaction whereby certain fixed assets, including computer hardware and software, were sold for $700,000 and concurrently leased back by the Company (See Note 11). The lease was noncancellable for four years and required annual minimum rental payments of $230,000 through September 1993. In March 1995, these assets were purchased by the Company from an affiliated company for $300,000.

In February 1993, the Company entered into two separate sale/leaseback transactions whereby certain fixed assets were sold in the aggregate, for $492,000 and concurrently leased back by the Company (See Note 11). The leases are noncancellable for four years and require annual minimum rental payments of $144,000 through 1997. Rental expense in connection with these operating leases amounted to approximately $144,000 in fiscal 1996 and 1995, respectively.

In December 1994, the Company entered into a sale/leaseback transaction whereby certain fixed assets were sold for $300,000 and concurrently leased back by the Company (See
Note 11). The lease is noncancellable for three years and requires annual minimum rental payments of $81,156 through 1997.

In February 1995, the Company entered into two separate sale/leaseback transactions whereby certain fixed assets were sold, in the aggregate, for approximately $559,000 and concurrently leased back by the Company (See Note 11). The leases are noncancellable for three years and require annual minimum rental payments of $173,520 through 1998.

Rental expense in connection with these December 1994 and February 1995 sale/leaseback operating leases amounted to approximately $254,700 and $105,000 in fiscal 1996 and 1995, respectively.

In June 1995, the Company entered into a sale/leaseback transaction whereby certain fixed assets were sold for $500,000 and concurrently leased back by the Company (See
Note 11). The lease is noncancellable for thirty-eight (38) months and requires annual minimum rental payments of $149,280 through 1998.

In September 1995, the Company entered into a sale/leaseback transaction whereby certain fixed assets were sold for approximately $326,000 and concurrently leased back by the Company (See Note 110). The lease is noncancellable for five years and requires annual minimum rental payments of $66,216 through 2000.

Rental expense in connection with these June 1995 and September 1995 sale/leaseback operating leases amounted to approximately $204,000 in fiscal 1996.

Total office space and equipment rental expense amounted to approximately $1,163,000 and $1,180,000 in fiscal 1996 and 1995, respectively.

Future minimum lease payments for all noncancellable operating leases at May 31, 1996 are as follows:

                                          Amount
                                          ------
                Year ending May 31,
                1997                    $1,306,936
                1998                     1,078,144
                1999                       774,536
                2000                       748,074
                2001                       657,170
             Thereafter                  2,529,066
                                        ----------
                                        $7,093,926
                                        ----------
                                        ----------

<F1>
The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

NOTE 8 - RELATED PARTY TRANSACTIONS

a. The Company derives revenue from a company affiliated with the Company's Chairman of the Board for data processing services and computer software design. The revenues generated from this company, which are included in operating revenue, amounted to $1,883,000 and $1,869,000 for the years ended May 31, 1996 and 1995, respectively. At May 31, 1996, the Company was owed approximately $192,000 by such affiliate, of which $100,000 was received subsequent to May 31, 1996.

b. On July 1, 1992, the Company loaned $1,000,000 to the
Company's Chairman, bearing interest at the prime rate plus
1-1/4% and was due July 1, 1995. On September 1, 1993, the
Company was issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1-1/4% and being due April 30, 1994. On May 1, 1994, the Company extended the due date of the note to the earlier of April
30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction.
The Chairman paid $340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the Company extended the due date of the note to October 31, 1995.
On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County Industrial Development Agency
("NCIDA") from BFS Sibling Realty Inc., formerly known as Brodsky
Sibling Realty Inc. ("BFS"), an affiliate substantially owned by the Company's Chairman, to Sandata, Inc., repaid $129,000.
The remaining balance of the note receivable was repaid by the Chairman during the quarter ended February 29, 1996.

c. On June 1, 1994, BFS, an affiliate substantially owned by the Company's Chairman, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. Commencing October 1, 1995, principal, together with interest, is being repaid in equal monthly installments based on a 15 year amortization, with the balance of unpaid principal due September 1, 2005.

d. On June 21, 1994 (as of June 1, 1994), the Company and its Chairman guaranteed the full and prompt payment of principal and interest of the Bonds and the Company granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company entered into a lease agreement (the "Sublease") with BFS, whereby the Company leased the Facility for the conduct of its business and, in consideration therefor, was obligated to make lease payments that at least equal amounts due to satisfy the underlying Bond obligations.

As of July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company became the beneficial owner of and leases the Facility from the NCIDA (collectively the "Assignment Transaction"). In connection with the Assignment Transaction, the Sublease was terminated. The Company currently pays rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate, among other things, for a term expiring in September, 2005. The expiration of the lease term coincides with the maturity date of the existing Bond financing through the NCIDA. Upon the expiration of such term, the Company currently intends to exercise its rights to become record owner of the Facility. In connection with the Assignment Transaction, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Building, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA"). The entire $750,000 proceeds have been used to repay a portion of the Bond indebtedness to the Bank. The Company entered into the Assignment Transaction primarily to satisfy certain requirements of the SBA. The Term Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%.

e. During fiscal 1995, the Company advanced $60,000 to an affiliate substantially owned by several officers of the Company. These advances, which were non-interest bearing, were paid back to the Company by May 31, 1996.

f. Due from Officers in the amount of $102,867, which is evidenced by notes, represents the amount advanced by the Company to pay certain fees arising from the proposed privatization. These notes bear interest at prime plus 1% and are due January 1, 1997.

g. The Company makes various lease payments to certain affiliated companies. The payments are for: equipment rental, which was $381,113 and $385,206 in fiscal 1996 and 1995, respectively, consulting services which was -0- in fiscal 1996 and $199,800 in fiscal 1995, respectively, and building rent which was $97,200 and $545,382 in fiscal 1996 and 1995, respectively.

h. In September 1989, the Company entered into a sale/leaseback transaction whereby certain fixed assets including computer hardware and software were sold for $700,000 and concurrently leased back by the Company. In
March 1995, these assets were purchased by the Company from an affiliated company for $300,000.

NOTE 9 - NOTE RECEIVABLE FROM FORMER AFFILIATE

On July 31, 1993, the Company received a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to evidence the Company's accounts receivable from Compuflight.

The note was payable in increments of $20,000 per month including interest at the rate of one percent above prime on the unpaid balance and was due April 1, 1994. On November 1, 1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at ten percent (10%) per annum and contains provisions for accelerated payments based upon Compuflight achieving certain results. Payments commenced on February 28, 1994 and are to continue until such time as the indebtedness and any accrued interest are paid in full. In connection with the promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Credit Agreement with the Bank. At the present time, Compuflight is indebted to the Company in the amount of $222,139, of which $195,881 represents the balance due on the note and $26,258 represents accounts receivable.

NOTE 10 - SHAREHOLDERS' EQUITY

a. Common Stock Purchase Warrants

In February 1991, the Company issued 400,000 common stock purchase warrants to the Company's Chairman. The warrants are exercisable in equal annual amounts over a ten-year period. For each warrant, the Chairman may purchase one share of common stock at an exercise price of $2.64 per share, representing the fair market value of such stock on the date the warrants were issued. On January 25, 1995, the Chairman exchanged these warrants (which were previously exchanged on August 10, 1992 at an exchange price of $1.79 per share) for warrants to purchase one share of common stock at an exchange price of $1.38 per share, representing the fair market value of such stock at January 24, 1995.

b. Changes in Authorized Shares

In May 1995, the Company's Certificate of Incorporation was amended, pursuant to stockholder vote, to decrease the number of authorized shares of Common Stock of the Company from 10,000,000 to 3,000,000 and eliminate all authorized shares of Preferred Stock.

c. Stock Options

In October 1984, the Company adopted an incentive stock option plan which reserved 161,444 shares of common stock.
The plan requires that all options be granted at exercise prices not less than the fair market value at the date of grant. In April 1989, the Company amended its incentive stock option plan to reflect revisions necessitated by the Tax Reform Act of 1986 and to increase the number of shares subject to the plan from 161,444 to 278,110. In December
1990, the Company's Incentive Plan was amended pursuant to stockholder vote by increasing the number of shares available for options to 416,667.

In November 1986, the Company adopted a nonqualified stock option plan which reserved 111,111 shares of common stock that may be granted to employees, officers and directors. In April 1989, the Company amended its nonqualified stock option plan by increasing the number of shares from 111,111 shares to 227,778 shares.

In January 1995, the Company adopted a stock option plan providing for both incentive and nonqualified stock options, which reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that all options be granted at exercise prices not less than the fair market value at the date of grant, over a ten-year period. In addition, the Company granted officers of the Company incentive options to purchase 82,000 shares of the Company's common stock at an exercise price of $1.51 per share. These options are exercisable over a five-year period. In March 1996, the Company granted officers of the Company incentive options to purchase 100,000 shares of the Company's common stock at an exercise price of $2.34. These options are exercisable over a five-year period.

Summary information with respect to the stock option plans follows:

                       Range of   Outstanding  Outstanding
                       exercise     options      options
                        prices     granted    exercisable
                       --------   ----------- -----------
Balance, June 1, 1994 1.79 - 1.875   276,593     276,593
Granted               1.38 - 1.753    58,334     233,334
Canceled              1.79 - 1.875   (33,890)    (33,890)
Balance, May 31, 1995 1.38 - 1.875   601,037     476,037
Granted               2.34           100,000     100,000
Canceled              1.75 - 1.875  (125,778)       (778)
Balance, May 31, 1996 1.38 - 2.34    575,259     575,259


NOTE 11 - SALE/LEASEBACK TRANSACTIONS

In September 1989, the Company consummated a sale/leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and software and equipment). The fixed assets, which had a net book value of approximately $440,000 were sold for $700,000. The resulting gain of $260,000 was recorded as deferred income and is being recognized over the life of the lease. In March 1995, these assets were purchased by the Company from an affiliated company for $300,000.

In February 1993, the Company entered into two separate sale/leaseback transactions of certain fixed assets (principally computer hardware and software). The fixed assets, which had a net book value of approximately $389,000, were sold for $492,000. The resulting gain on the sale of $103,000 was recorded as deferred income and is being recognized over the lives of the leases. Approximately $26,000 of the deferred gain was recognized for fiscal 1996 and 1995, respectively.

In December 1994, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and software). The fixed assets, which had a net book value of approximately $115,000 were sold for $300,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $62,000 and $31,000 of the deferred gain was recognized for fiscal 1996 and 1995, respectively.

In February 1995, the Company entered into two separate sale/leaseback transactions of certain fixed assets (principally leasehold improvements and equipment). The fixed assets, which had a net book value of approximately $391,000, were sold for approximately $559,000. The resulting gain on the sale of approximately $168,000 was recorded as deferred income and is being recognized over the lives of the leases. Approximately $56,000 and $19,000 of the deferred gain was recognized for fiscal 1996 and 1995, respectively.

In June 1995, the Company entered into a sale/leaseback transaction of certain fixed assets (principally furniture, fixtures, computer hardware and software and equipment). The fixed assets, which had a net book value of approximately $332,000 were sold for $500,000. The resulting gain of $168,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-eight
(38) months. Approximately $52,900 of the deferred gain was recognized for fiscal 1996.

In September 1995, the Company entered into a sale/leaseback transaction of certain fixed assets (principally computer hardware). The fixed assets, which had a net book value of approximately $251,000, were sold for approximately $326,000. The resulting gain of approximately $75,000 was recorded as deferred income and is being recognized over the life of the lease, which is sixty (60) months. Approximately $12,500 of the deferred gain was recognized for fiscal 1996.

NOTE 12 - LITIGATION SETTLEMENT

The Company was a plaintiff in an action seeking payment of past due accounts receivable in the amount of approximately $262,000. The defendant interposed a counterclaim seeking damages in the aggregate of $12,000,000 alleging false billings, improper maintenance and the insertion by the Company of a so-called "time bomb" into computer systems sold by the Company to the defendant. The action was settled in fiscal 1995 whereby the Company received $169,000 in settlement of the outstanding accounts receivable. The remaining balance was written off to the allowance account.

NOTE 13 - PROPOSED PRIVATIZATION OF THE COMPANY

The Company filed a Form 8-K with the Securities and Exchange Commission, announcing the acceptance by the Board of Directors of the Company of a proposal by Bert E. Brodsky, Hugh Freund, Gary Stoller, Leland H. Freund and Emily B. Freund (collectively the "Proponents") to take the Company "private" for purposes of Federal securities law. At that time the Board of Directors also appointed two of its members to a committee of independent directors for the purpose of reviewing the proposed transaction to consider the fairness of the transaction with respect to the stockholders of the Company and to make recommendations to the Board. The offer proposed to all outside stockholders of the Company was $2.50 for each of their shares, which approximated 229,800 shares in the aggregate.

In December 1994, the Board of Directors of the Company was informed by the Proponents that they had withdrawn their proposal to take the Company "private". In notifying the Company of their decision to withdraw their proposal, the Proponents informed the Board of Directors that their decision had been based on several factors, including the substantial delays created by the need to comply with legal and regulatory requirements, the costs associated with such compliance and such delays and the uncertainty regarding the timing of the possible consummation of the proposed transaction. The Company advanced certain fees on behalf of the Proponents arising from the proposed transaction, which are payable in January 1997 (See Note 8).

NOTE 14 - Retirement Plan

The Company has a 401(k) savings plan covering all eligible employees in which the Company matches a portion of the employees' contribution. The amount of this match was $14,409 and $14,736 in fiscal 1996 and 1995, respectively.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On February 28, 1995 the Company dismissed Grant Thornton
LLP as its independent public accountants. Such determination was made by the Company's Board of Directors.

Grant Thornton LLP served as the Company's independent public accountants with respect to the fiscal years ended
May 31, 1993 and May 31, 1994.

Grant Thornton LLP's report on the Company's financial statements as of May 31, 1993 and 1994 and for the years then ended neither contains an adverse opinion or a disclaimer of opinion nor is qualified or modified as to audit scope or accounting principles. In addition, such report is not qualified or modified as to uncertainty, except that it includes an explanatory paragraph with regard to the fact that the outcome of certain litigation cannot be determined and, accordingly, no provision for any resulting liability has been included in the relevant financial statements.

During the fiscal years ended May 31, 1993 and 1994 and the period from June 1, 1994 to February 28, 1995, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of such firm, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

On February 28, 1995, the Board of Directors of the Company approved the engagement of the firm of Marcum & Kliegman LLP to serve as the Company's independent auditors for the fiscal year ending May 31, 1995.


PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons are the Directors and executive officers of the Company.


Name                 Age         Positions and Offices
                                 Presently Held with
                                 the Company
Bert E. Brodsky      53         Chairman of the Board,
                                President and Treasurer
Hugh Freund          58         Executive Vice President
                                and Director
Gary Stoller         43         Executive Vice President
                                and Director

Bert E. Brodsky has been Chairman of the Board and Treasurer of the Company since June 1, 1983 and President since December, 1989. From August, 1983, through November, 1984 and from December, 1988 through January, 1991, Mr. Brodsky served as Chairman of the Board of National Medical Health Card Systems, Inc., a provider of computerized prescription benefit management services and a former wholly-owned subsidiary of the Company. From October 1983 through December 1993, Mr. Brodsky served as Chairman of the Board of Compuflight, Inc. ("Compuflight"), a provider of computerized flight planning services. Since August 1980, Mr. Brodsky has served as Chairman of the Board of P.W. Medical Management, Inc., which provides financial and consulting services to physicians. Since 1979, Mr. Brodsky has also served as President of Bert Brodsky Associates, Inc., which provides consulting services.

Hugh Freund, a founder of the Company, was the Company's President from 1978 to November, 1986, and a Director of the Company since its formation in 1978. Since November 1986, Mr. Freund has served as an Executive Vice President of the Company. Mr. Freund is also President of Sandsport Data Services, Inc., the Company's wholly-owned health care data processing subsidiary. In addition to managing the Company's operations, Mr. Freund has been responsible for the marketing efforts of the Company.

Gary Stoller joined the Company at the time of its formation in 1978 as its Senior Programmer and Analyst and has been an Executive Vice President and a Director of the Company since January, 1983. Mr. Stoller has been responsible for computer design, programming and operations of the Company as its Chief Information Officer and is the architect of the SHARP and SanTrax systems.

Each Director will hold office until the next Annual Meeting of Stockholders or until his successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his or her successor is elected or appointed and qualified.

To the Company's knowledge, based solely upon a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended May 31, 1996, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% shareholders were complied with, except with respect to three Directors, each of whom filed one late report on Form 5, reporting one transaction, respectively.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of Bert E. Brodsky, the Chairman and Chief Executive Officer of the Company, for the fiscal years ended May 31, 1996, 1995 and 1994, respectively. No other person serving as an executive officer of the Company for the fiscal year ended May 31, 1996 had a total salary and bonus for such year in excess of $100,000:

              Annual                    Long-Term
           Compensation                Compensation

                                Awards               Payouts
                                              Secu-
Name                          Other  Re-      rities-         All
and                           Annual stricted Under-   LTIP   Other
Prin-                         Compen-Stock    lying    Pay-   Compen-
cipal           Salary  Bonus sation Awards   Options/ outs   sation
Position   Year   ($)    ($)    ($)   ($)     SARs(#)  ($)     ($)

Bert E.
Brodsky
Chairman
of the
Board     1996  200,000  -0-  12,259   -0-    44,000    -0-   20,310
                              (2)                             (3)

Bert E.
Brodsky
Chairman
of the
Board     1995  191,654  -0-  11,872   -0-   416,667    -0-    7,448
                (1)           (2)            (4)               (3)

Bert E.
Brodsky
Chairman
of the
Board     1994  171,960  -0-  11,872   -0-     -0-      -0-    5,849
                (1)           (2)            (4)               (3)

<F1>
(1) Includes $163,800 paid to Mr. Brodsky as a consulting fee.

<F2>
(2) Includes personal benefits relating to the use of Company-leased automobiles provided for business purposes in the amounts of $12,259, $11,872 and $11,872 for fiscal years ended May 31, 1996, 1995 and 1994, respectively.

<F3>
(3) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky for a life insurance policy on Mr. Brodsky's life, the benefit of which is payable to Mr. Brodsky's wife.

<F4>
(4) Represents cancellation of 416,667 options and warrants and the issuance of a like number at a lower exercise price.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options to Bert E.
Brodsky, Chairman and Chief Executive Officer of the
Company, during the fiscal year ended May 31, 1996:

                             Individual Grants

Name            Number of     Percent of
                Securities    Total Options/
                Underlying    SARs Granted to  Exercise   Expira-
                Options/SARs  Employees in     or Base     tion
                Granted       Fiscal Year       Price      Date
                  (#)            (%)           ($/Sh)
Bert E. Brodsky  44,000         4.4             2.34      3/14/01


Aggregated Option/SAR Exercise in Last Fiscal Year and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning the value of unexercised options and warrants held by Bert E. Brodsky, Chairman and Chief Executive
Officer of the Company, for the fiscal year ended May 31, 1996:

                                 No. of
                                 Securi-
                                 ties Under         Value of
                                 lying Un-          Unexerci-
                                Exercised          sed in-the-
                                Options            Money Options
            Shares              and Warrants       and Warrants
            Acquir-             at 5/31/96         at 5/31/96
            ed On    Value      (#) Exerci-        ($)Exerci-
            Exerci-  Reali-     sable/Un-          sable/Un-
Name        se (#)   zed ($)    exercisable        exercisable

Bert E.
Brodsky      -0-      -0-      422,667/200,000   500,754/274,000


Compensation of Directors

Directors' fees totaling $6,750 and $9,000 were paid in quarterly installments to one director during the fiscal years ended May 31, 1996 and 1995, respecively.

Employment Contracts, Termination of Employment and
Change-in-Control Arrangements

In May 1992, Mr. Brodsky and the Company entered into a deferred compensation agreement pursuant to which the Company will pay (i) to Mr. Brodsky a lump sum ranging from $75,000 to $255,000 if he voluntarily terminates his employment with the Company after attaining 55 years of age or (ii) to Mr. Brodsky's beneficiary a lump sum ranging from $200,000 to $450,000 in the event of Mr. Brodsky's death during the term of his employment with the Company. The amount of the payment is dependent upon the age of Mr. Brodsky at the time of termination of employment or death. The Company has obtained insurance on Mr. Brodsky's life to fund its obligations under the above agreement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth the beneficial share ownership of (i) each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all of the Company's executive officers and directors as a group. The ownership percentages indicated are calculated, on a fully-diluted basis, in accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended, which attributes beneficial ownership of securities to a person or entity who holds options or warrants to purchase such securities.


Name of Director and                           Approximate
Name and Address of                            Percentage of
Beneficial Owner         Number of Shares     Outstanding Shares

Bert E. Brodsky
26 Harbor Park Drive
Port Washington, NY         660,687 (1)           55.7% (1)

Hugh Freund
26 Harbor Park Drive
Port Washington, NY         254,132 (2)           28.9% (2)

Gary Stoller
26 Harbor Park Drive
Port Washington, NY         216,425 (3)           24.9% (3)

All executive officers
and Directors as a group
(3 persons)               1,131,244 (1)(2)(3)     80.3% 1)(2)(3)

<F1>
(1) Includes 6,239 shares of Common Stock owned by Mr.
Brodsky's adult children; includes presently exercisable options to purchase 74,000 shares of Common Stock at $1.79 per share under the Company's Employees' Incentive Stock
Option Plan (the "Incentive Plan"); includes presently exercisable options to purchase 44,000 shares of Common
Stock at $1.51 per share under the Company's 1995 Stock
Option Plan (the "1995 Plan"); includes presently exercisable options to purchase 44,000 shares of Common
Stock at $2.34 per share under the 1995 Plan; includes presently exercisable options to purchase 60,667 shares of Common Stock at $1.38 per share under the Company's 1986
Non-Qualified Stock Option Plan (the "Non-Qualified Plan");
includes presently exercisable warrants to purchase 200,000 shares of Common Stock at $1.38 per share under a Warrant
Agreement which expires in August, 2001; includes 68,352 shares of the Company's Common Stock owned by the trusts established for the benefit of Mr. Brodsky's four children, of which Mr. Brodsky is a trustee.

<F2>
(2) Excludes 50,710 shares of Common Stock owned by Mr. Freund's adult children. As set forth in Mr. Freund's
Schedule 13-G, filed with the Securities and Exchange Commission on February 9, 1996, Mr. Freund disclaims any beneficial interest in, or voting or dispositive control over, such shares; includes presently exercisable options to purchase 43,000 shares of Common Stock at $1.79 per share under the Incentive Plan; includes presently exercisable options to purchase 18,000 shares of Common Stock at $1.51 per share under the 1995 Plan; includes presently exercisable options to purchase 36,000 shares of Common Stock at $2.34 per share under the 1995 Plan; includes presently exercisable options to purchase 18,000 shares of Common Stock at $1.38 per share under the Non-Qualified Plan.

<F3>
(3) Includes presently exercisable options to purchase 46,667 shares of Common Stock at $1.79 per share under the Incentive Plan; includes presently exercisable options to purchase 20,000 shares of Common Stock at $1.51 per share under the 1995 Plan; includes presently exercisable options to purchase 20,000 shares of Common Stock at $2.34 per share under the 1995 Plan; includes presently exercisable options to purchase 20,000 shares of Common Stock at $1.38 per share under the Non-Qualified Plan.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1994 the Company announced the acceptance by the Board of Directors of the Company of a proposal to take the Company
"private" for purposes of Federal Securities Laws. The proposed privatization of the Company consisted of a proposal from Bert
Brodsky, Hugh Freund, Gary Stoller, Leland H. Freund and Emily B.
Freund (the "Proponents") whereby stockholders of the Company would have received $2.50 per share in cash for their shares of the Company's common stock. In December 1994, the Proponents withdrew their proposal, informing the Board of Directors that their decision had been based on several factors, including the substantial delays created by the need to comply with legal and regulatory requirements, the costs associated with such compliance and with such delays and the uncertainty regarding the timing of the possible consummation of the proposed transaction.
The Company advanced certain fees on behalf of the Proponents arising from the proposed transaction, which are payable in January 1997.

On July 1, 1992, the Company loaned $1,000,000 to the Company's Chairman, bearing interest at the prime rate plus 1-1/4% and due July 1, 1995. On September 1, 1993, the Company and Mr. Brodsky amended such note with a new note for the then outstanding balance of $490,000 (the "Substituted Note"), bearing interest at prime plus 1-1/4% and due April 30, 1994. On May 1, 1994, the Company extended the due date of the Substituted Note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed (but subsequently withdrawn) privatization transaction as discussed above. On May 1, 1995, the Company extended the due date of the note to October 31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County Industrial Development Agency ("NCIDA") from BFS Sibling Realty Inc., formerly known as Brodsky Sibling Realty Inc. ("BFS"), an affiliate substantially owned by the Company's Chairman, to Sandata, Inc., repaid $129,000. The remaining balance of the note receivable was repaid by the Chairman during the quarter ended February 29, 1996.

On July 31, 1993, the Company received a promissory note from Compuflight, a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to evidence the Company's accounts receivable from Compuflight. The note was payable in increments of $20,000 per month including interest at the rate of 1% above prime on the unpaid balance and was due April 1, 1994. On November 1, 1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at 10% per annum and contains provisions for accelerated payments based upon Compuflight's achieving certain results. Payments commenced on February
28, 1994 and are to continue until such time as the indebtedness and any accrued interest is paid. In connection with the promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's $2,000,000 Credit Agreement with the Bank. At the present time, Compuflight is indebted to the Company in the amount of $222,139, of which $195,881 represents the balance due on the note and $26,258 represents accounts receivable.

On June 1, 1994, BFS borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. Commencing October 1, 1995, principal, together with interest, is being repaid in equal monthly installments based on a 15 year amortization, with the balance of unpaid principal due September 1, 2005.

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

In connection with the Assignment Transaction, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Building, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA"). The entire $750,000 proceeds have been used to repay a portion of the Bond indebtedness to the Bank. The Company entered into the Assignment Transaction primarily to satisfy certain requirements of the SBA. The Term Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%.

From time to time during the last two years, the Company has made loans to Document Storage & Management Inc., a New York corporation ("Document Storage"), of which Messrs. Bert E. Brodsky, Hugh Freund and Gary Stoller are certain of the principal shareholders, officers and directors. During such time, the highest amount owed to the Company was $168,123. On November 18, 1994, Document Storage repaid the entire principal and accrued interest then outstanding to the Company.

In December 1994 and January 1995, $40,000 and $20,000,
respectively, was advanced to Document Storage. These advances, which were non-interest bearing, were paid back to the Company by May 31, 1996.

These advances have been used by Document Storage to improve the common areas of the premises occupied by the Company and Document Storage, among others.

The Company derives revenue from a company affiliated with the Company's Chairman of the Board, principally for data processing services. The revenues generated from this company, which are included in operating revenue, amounted to $1,883,000 and $1,869,000 for the years ended May 31, 1996 and 1995, respectively. Included in the current year revenues are billings of $1,559,000 for computer software design services. Subsequent to May 31, 1996, the Company received $100,000 from such affiliate in payment of amounts due, totaling approximately $192,000 at May 31, 1996.

The Company leases various equipment from a company affiliated with the Company's Chairman. The equipment is leased on a monthly basis at a rate of approximately $24,000 per month.

ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3(A)(i)     Certificate of Incorporation and Amendments
thereto including Certificate of Ownership and Merger (DE) and Agreement and Plan of Merger (1)

     3(A)(ii)     Certificate of Amendment to Certificate of
Incorporation filed July 27, 1993 (1)

     3(A)(iii)     Certificate of Amendment to Certificate
of Incorporation filed May 26, 1995 (1)

     3(B)          By-Laws (1)

     4(A)          Nassau County Industrial Development
Agency Industrial Development Revenue Bonds (1994 Brodsky
Sibling Realty Inc. Project) dated June 1, 1994 (1)

     4(B)          Revolving Credit Agreement dated as of
April 20, 1995 by and among Sandsport Data Services, Inc.
and Marine Midland Bank (1)

     4(C)          Nassau County Industrial Development
Agency Industrial Development Revenue Bonds (1994 Brodsky
Silbing Realty Inc. Project) Assumption and Amendment of
Certain Agreements dated July 1, 1995 (1)

     4(D)          Loan Agreement dated August 11, 1995
between Sandata, Inc. and Long Island Development
Corporation (1)

     4(E)          "504" Note dated August 11, 1995 from the
Long Island Development Corporation to Sandata, Inc. (1)

     10(A)         License Agreement dated as of September
1, 1988 by and among Sandata, Inc., Sandata Images, Inc., Sandata Spectrum, Inc., P.W. Medical Management, Inc., P.W. Spectrum, Inc. and P.W. Subsidiary I, Inc., d/b/a Images (1)

     10(B)         Amendment to License Agreement by and
among Sandata, Inc., Sandata Images, Inc., Sandata Spectrum, Inc., P.W. Medical Management, Inc., P.W. Spectrum, Inc. and P.W. Subsidiary I, Inc., d/b/a Images dated August 31, 1989
(1)

     10(C)         Amendment to License Agreement by and
among Sandata, Inc., Sandata Images, Inc., Sandata Spectrum, Inc., P.W. Medical Management, Inc., P.W. Spectrum, Inc. and P.W. Subsidiary I, Inc., d/b/a Images dated December 1, 1990
(1)

     10(D)         Software License Agreement and
Distribution Agreement between Sandata Home Health Systems,
Inc. and Fastrack Healthcare Systems, Inc. dated as of June
15, 1995 (1)

     10(E)         Employees' Incentive Stock Option Plan
(1)

     10(F)         First Amendment to Incentive Stock Option
Plan dated April 4, 1989 (1)

     10(G)         Second Amendment to Incentive Stock
Option Plan dated December 18, 1990 (1)

     10(H)         1986 Non-Qualified Stock Option Plan (1)

     10(I)         Amendment to 1986 Non-Qualified Stock
Option Plan dated April 4, 1989 (1)

     10(J)         1995 Stock Option Plan (1)

     10(K)         Common Stock Purchase Warrants as issued
to Bert E. Brodsky (1)

     10(L)         Deferred Compensation Plan dated May 1,
1992 between the Registrant and Bert E. Brodsky (1)

     16          Letter re Change in Certifying Accountant
(1)

     21          Subsidiaries of Registrant

     27          Financial Data Schedule (for electronic
filing)


(1) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 1995.

     (b)     Reports on Form 8-K

             None.