Form 10QSB
period 1996-08-31
SANDATA INC
filed 1996-10-15
CIK 755465

                       SANDATA, INC.

                     AND SUBSIDIARIES

          CONSOLIDATED CONDENSED BALANCE SHEETS
                                       UNAUDITED          AUDITED
                                       August 31,         May 31,
                                         1996              1996
ASSETS:
CURRENT ASSETS
Cash and cash equivalents              $  7,595        $  368,400
Accounts receivable - net of
  allowance for doubtful accounts of
  $350,000 at August 31, 1996 and May
  31, 1996, respectively              1,261,296         1,180,905
Receivables from affiliates             199,589           190,635
Receivable from former affiliate         26,002            26,258
Note receivable from former affiliate,
  net of allowance for doubtful
  accounts of $119,000 at August 31,
  1996 and May 31, 1996, respectively    15,787            77,100
Notes receivable - officers             102,867           102,867
Inventories                              22,338            27,972
Prepaid expenses and other current
  assets                                245,975           172,897
                                        -------           -------
TOTAL CURRENT ASSETS                  1,881,449         2,147,034

FIXED ASSETS, NET                     8,857,952         9,399,625

OTHER ASSETS
Cash surrender value of officer's
life insurance, security deposits
and other                               394,854           410,683

TOTAL ASSETS                        $11,134,255      $ 11,957,342
                                    -----------      ------------
                                    -----------      ------------

                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                          UNAUDITED     AUDITED
                                          August 31,    May 31,
                                            1996         1996
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued expenses     $  786,055   $1,022,058
Current portion of long-term debt            659,678      768,354
Note payable - affiliate                     155,000    1,000,000
Deferred/unearned revenue                     12,787        4,299
Deferred income                              265,858      205,252
                                            --------    ---------
TOTAL CURRENT LIABILITIES                  1,879,378    2,999,963

LONG-TERM DEBT                             3,203,637    4,322,234
NOTES PAYABLE - AFFILIATES                 1,642,000      462,000
DEFERRED INCOME                              315,561      177,530
DEFERRED INCOME TAXES                        124,750       83,000
                                            --------    ---------
TOTAL LIABILITIES                          7,165,326    8,044,727
                                           ---------    ---------
SHAREHOLDERS' EQUITY
Common stock                                     816          816
Additional paid in capital                 1,279,710    1,279,710
Retained earnings                          2,825,289    2,768,975
Treasury stock                              (136,886)   (136,886)
                                           ---------     --------
TOTAL SHAREHOLDERS' EQUITY                 3,968,929    3,912,615
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                   $11,134,255$  11,957,342

      UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED
                                                 AUGUST 31,
                                           1996            1995
REVENUES:
Service fees                           $2,488,850      $2,074,000
Real estate rental income                  81,540          35,994
Other income                              83,2665           2,987
Interest income                             2,980          14,190
                                         --------       ---------
                                        2,656,636       2,177,171
                                        ---------       ---------
COSTS AND EXPENSES:
Service Fees:
Operating                               1,432,035       1,209,758
Selling, general and administrative       464,289         529,919
Depreciation and amortization             302,940         230,360
Interest expense                           53,943          53,296
                                           ------          ------
                                        2,253,207       2,023,333
                                        ---------       ---------
Real Estate:
Operating                                 153,717          38,908
Depreciation and amortization              28,358           4,520
Interest expense                           81,540          30,631
Real estate taxes                          39,000          10,000
                                           ------          ------
                                          302,615          84,059
                                          -------          ------
TOTAL COSTS AND EXPENSES               $2,555,822      $2,107,392
                                        ---------       ---------
Earnings from operations before
income taxes                              100,814          69,779

Income tax expense (benefit)               44,500          27,912
                                           ------          ------
NET EARNINGS                              $56,314         $41,867
                                          -------         -------
                                          -------         -------
EARNINGS PER COMMON SHARE                    $.03            $.05

Weighted average common shares
  outstanding                          $1,586,423        $766,418
                                        ---------         -------
                                        ---------         -------

      UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                          THREE MONTHS ENDED
                                             AUGUST 31,
                                          1996          1995
Cash flows from operating activities:
Net earnings                            $  56,314       $  41,867
Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
Depreciation and amortization             331,298         234,880
(Gain) on disposal of fixed assets       (268,340)            ---
Provision for losses on accounts
  receivable                                  ---           1,500
Recognition of deferred income            (69,704)        114,115
Recognition of deferred revenue            (5,147)         68,591
(Increase) decrease in operating
  assets                                 (140,704)        120,539
Increase (decrease) in operating
  liabilities                              87,721        (56,383)
                                           ------         -------
Net cash (used in) provided by
  operating activities                     (8,562)        525,109
                                            -----         -------
Cash flows from investing activities:
Collection of note receivable - officer       ---         129,000
Purchases of fixed assets                (446,283)    (1,082,160)
Increases in advances from affiliates         ---        (13,000)
Collection of note receivable-former
  affiliate                                61,313          75,777
Proceeds from sale/leaseback transaction  925,000             ---
                                          -------      ----------
Net cash provided by (used in)
  investing activities                    540,030       (890,383)
                                          -------       ---------
Cash flows from financing activities:
Principal payments on term loan         (189,273)        (62,502)
Proceeds from line of credit              700,000         950,000
Principal payments on line of credit  (1,738,000)       (475,000)
Proceeds from notes payable -
  affiliates                            2,410,000             ---
Principal payments on notes payable
  - affiliates                        (2,075,000)             ---
                                       ----------        --------
Net cash  (used in) provided by
  financing activities                  (892,273)         412,498
                                       ---------          -------
(Decrease) increase in cash and cash
  equivalents                           (360,805)          47,224

Cash and cash equivalents at beginning
  of period                              368,400          102,613
                                         -------          -------
Cash and cash equivalents at end of
  period                                $  7,595       $  149,837
                                        --------       ----------
                                        --------       ----------

Note: During the three months ended August 31, 1995 the Company assumed $4,143,140 of debt as disclosed in the Notes to the Consolidated Condensed Financial Statements in conjunction with the acquisition of a facility.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of August 31, 1996, the Consolidated Condensed Statements of Operations and Cash Flows for the three-month period ended August 31, 1996 and 1995 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of August 31, 1996 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996. Results of
Operations for the period ended August 31, 1996 are not necessarily indicative of the operating results expected for the full year.

2.  RELATED PARTY TRANSACTIONS

(A) On July 1, 1992, the Company loaned $1,000,000 to the Company's Chairman, bearing interest at the prime rate plus 1-1/4% and was due July 1, 1995. On September 1, 1993, the Company issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1-1/4% and was due April 30, 1994. On May 1, 1994, the Company extended the due date of the note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction. The Chairman paid $340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the Company extended the due date of the note to October 31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County Industrial Development Agency ("NCIDA") from BFS Sibling Realty Inc., formerly known as Brodsky Sibling Realty Inc. ("BFS") to Sandata, Inc., repaid $129,000. The remaining balance of the note receivable was repaid by the Chairman during the quarter ended February 29, 1996.

(B) On June 1, 1994, BFS, an affiliate substantially owned by the Company's Chairman, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted (at the Company's option) to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate, if offered by the Bank. Commencing October 1, 1995, principal, together with interest, will be repaid in equal monthly installments over a 15-year amortization period, with the balance of unpaid principal due September 1, 2005.

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

(D) As of July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company became the beneficial owner of and leases the Facility from the NCIDA (collectively the "Assignment Transaction"). In connection with the Assignment Transaction, the Sublease was terminated.
The Company currently pays rent for the Facility to NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate, among other things, for a term expiring in September, 2005. The expiration of the lease term coincides with the maturity date of the existing Bond financing through NCIDA. Upon the expiration of such term, the Company currently intends to exercise its right to become record owner of the Facility.

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

(E) On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA"). The entire $750,000 proceeds have been used to repay a portion of the Bond indebtedness to the Bank. The Term Loan is payable in 240 monthly installments and bears interest of 7.015%.

3.  NET EARNINGS PER COMMON SHARE

Earnings per share for the three months ended August 31, 1996 includes the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the modified treasury stock method included in the calculation of earnings per share for the three months ended August 31, 1996 was 822,468. The effect of outstanding options and warrants was antidilutive for the three months ended August 31, 1995. Accordingly, the outstanding options and warrants were not included in the calculation of earnings per share for the three months ended August 31, 1995.

4.  SALE/LEASEBACK TRANSACTION

In June 1996, the Company consummated a Sale/Leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and equipment). The fixed assets, which had a net book value of approximately $657,000, were sold for $925,000. The resulting gain of approximately $268,000 was recorded as deferred income and is being recognized over the life of the lease, which is forty-eight (48) months. Approximately $16,800 of deferred gain was recognized for the three months ended August 31, 1996.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

 Revenues were $2,656,636 for the three months ended August 31, 1996 as compared to $2,177,171 for the three months ended August
31, 1995, an increase of $479,465 or 22%.

Service fee revenue for the three months ended August 31, 1996 was $2,488,850 as compared to $2,074,000 for the same period of the prior fiscal year, an increase of $414,850 or 20%. The increase is attributable to revenues derived from a new product called SanTrax.

Real estate rental income for the three month period ended August
31, 1996 was $81,540 as compared to $35,994 for the three month period ended August 31, 1995, an increase of $45,546 or 56%.

Other income for the three month period ended August 31, 1996 was $83,266, as compared to $52,987 for the three month period ending August 31, 1995. This increase is primarily due from the gain realized upon the sale of assets in connection with the following sale/leaseback transaction.

In June 1996, the Company consummated a sale/leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and equipment). The fixed assets, which had a net book value of approximately $657,000, were sold for $925,000. The resulting gain of approximately $268,000 was recorded as deferred income and is being recognized over the life of the lease, which is forty-eight (48) months. Approximately $16,800 of deferred gain was recognized for the three months ended August 31, 1996.

Expenses Related to Services

Operating expenses were $1,432,035 for the three months ended
August 31, 1996 as compared to $1,209,758 for the three months ended August 31, 1995, an increase of $222,277 or 18%.

Programming and payroll costs relating to existing applications and costs associated with SanTrax and its operations, including telephone and expenses related to equipment, were the primary factors for the increase in operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selling, general and administrative expenses were $464,289 for the three months ended August 31, 1996, as compared to $529,919 for the three months ended August 31, 1995, a decrease of $65,630 or 12%. The decrease is primarily due to a decrease in payroll and related costs and administrative costs related to SanTrax and existing product lines.

Depreciation and amortization expense increased $72,580 to $302,940 for the three months ended August 31, 1996 as compared to $155,370 for the three months ended August 31, 1995. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

Interest expense was $53,943 for the three month period ended
August 31, 1996 as compared to $53,296 for the three month period ended August 31, 1995.

Expenses Related to Real Estate Operations

Expenses include all expenses related to the operation of the Facility, as defined below, including real estate taxes, depreciation expense and interest expense.

Income Tax Expenses

Income tax expense for the three month period ended August 31, 1996 was $44,500 as compared to $27,912 for the three month period ended August 31, 1995.

Liquidity and Capital Resources

The Company's working capital increased as of August 31, 1996 to $2,071, as compared with a deficiency at May 31, 1996 of $852,929.

In June 1996, the Company entered into a sales/leaseback transaction whereby certain fixed assets were sold for $925,000 and concurrently leased back to the Company. The proceeds were used to repay outstanding advances against the Company's Credit
Agreement (as defined below).

The Company has spent approximately $446,000 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development.

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

On July 31, 1993, the Company received a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to evidence the Company's accounts receivable from Compuflight. The note was payable in increments of $20,000 per month including interest at the rate of one percent above prime on the unpaid balance and was due April 1, 1994. On November 1, 1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at ten percent (10%) per annum and contains provisions for accelerated payments based upon Compuflight achieving certain results. Payments commenced on February 28, 1994 and are to continue until such time as the indebtedness and any accrued interest are paid in full. In connection with the promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Credit Agreement with the Bank. At the present time, Compuflight is indebted to the Company in the amount of $160,570, of which $134,568 represents the balance due on the note and $26,002 represents accounts receivable.

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

On April 20, 1995 the Company's $2,000,000 secured revolving credit agreement (the "Credit Agreement") with the Bank was amended, extending the due date for a period of two years. Upon maturity, the Company may, at its option convert the outstanding principal balance of the Credit Agreement to a five-year self-amortizing term loan. The amended Credit Agreement revised the Company's requirements to maintain a stated net worth amount and maximum net loss amount, plus specific working capital and liquidity ratios, capital expenditure limitations and restrictions on the payment of dividends. Contemporaneously, the Bank tended a two-year term loan (the "Term Loan") of $500,000 to the Company. The proceeds of the Term Loan were used to partially repay outstanding advances against the Company's Credit Agreement. Principal and interest of the Term Loan are to be repaid over a 24-month period. As of August 31, 1996 there is no outstanding balance on the line of credit and $166,656 remaining on the Term Loan.

The Company believes the results of its continued operations, together with the available Credit Line, Term Loan and financings from the IDA and SBA should be adequate to fund presently foreseeable working capital requirements.

On September 30, 1996 Sandata announced that it entered into a letter of intent to raise, on a "best efforts--all or none" basis, $1,500,000 pursuant to a private offering of an aggregate of 300,000 shares of Common Stock and five year warrants for the purchase of 150,000 shares of Common Stock at an exercise price of $7.00 per share. Neither the shares of Common Stock, the warrants nor the shares of Common Stock underlying the warrants will be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. However, the letter of intent contemplates that purchasers of such Units will be granted certain registration rights. In connection with such registration, it is contemplated that an additional 100,000 shares of the Company's Common Stock will be registered for certain security holders of the Company. Contemporaneously with the execution and delivery by the Company of the letter of intent, certain assignees of the placement agent acquired 100,000 shares of the Company's Common Stock at a purchase price of $3.00 per share. The Company is in the process of preparing the offering document and negotiating a placement agreement. No assurance can be given that the private offering will be consummated on the terms described herein or at all.

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



                                          SANDATA, INC.
                                          (Registrant)

Date:  October 15, 1996                By: /s/ Bert E. Brodsky

                                       Bert E. Brodsky
                                       Chairman of the Board
                                       President, Chief Executive
                                       Officer,Chief Financial
                                       Officer


October 15, 1996



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

             Re:      Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending August 31, 1996 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.

Very truly yours,


Linda Scarpantonio
Legal Coordinator