Form 10QSB/A
period 1996-08-31
SANDATA INC
filed 1996-10-25
CIK 755465

SANDATA, INC.

                         AND SUBSIDIARIES

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

Subject to obtaining the proper approvals, and further analysis by management, management of the Company is considering conveying the Company's rights to become the record owner of the Facility to an affiliate of the Company's Chairman, in consideration of, among other things, being released from primary liability under the aforementioned obligations, although the Company will remain liable as a guarantor. In the event of the foregoing, the Company's indebtedness will be reduced and lease payments will be expensed. No assurances can be given that the aforementioned transaction will occur, or that if it occurs, that it will occur under the contemplated terms.

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



                                             SANDATA, INC.
                                             (Registrant)



Date:  October 25, 1996                   By: /s/ Bert E. Brodsky
                                          Bert E. Brodsky
                                          Chairman of the Board
                                          President, Chief Executive
                                          Officer, Chief Financial
                                          Officer





October 25, 1996



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

             Re:      Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Amendment No. 1 to Form 10-QSB for the quarter ending August 31, 1996 for Sandata Inc.
If you have any questions or comments, please contact me at (516)484-4400, extension 215.

Very truly yours,
Linda Scarpantonio
Legal Coordinator