Form 10QSB
period 1996-11-30
SANDATA INC
filed 1997-01-15
CIK 755465

                            SANDATA, INC.
                          AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                               UNAUDITED     AUDITED
                                               November 30,   May 31,
                                                  1996          1996
ASSETS:
CURRENT ASSETS
Cash and cash equivalents                     $  932,578    $  368,400
Accounts receivable - net of allowance for
doubtful accounts of $293,000 at November
30, 1996 and $350,000 at May 31, 1996          1,349,163     1,180,905
Receivables from affiliates                      221,027       190,635
Receivable from former affiliate                  26,258        26,258
Note receivable from former affiliate, net
of allowance for doubtful accounts of $119,000
at November 30, 1996 and May 31, 1996,
respectively                                         -0-        77,100
Notes receivable - officers                      102,867       102,867
Inventories                                       21,258        27,972
Prepaid expenses and other current assets        171,691       172,897
                                               ---------      --------
TOTAL CURRENT ASSETS                           2,824,842     2,147,034
FIXED ASSETS, NET                              5,921,437     9,399,625
OTHER ASSETS
Cash surrender value of officers' life
insurance, security deposits and other           439,329       410,683
                                               ---------     ---------
TOTAL ASSETS                                  $9,185,608   $11,957,342
                                               ---------    ----------
                                               ---------    ----------
       See notes to consolidated condensed financial statements

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                              UNAUDITED       AUDITED
                                              November 30     May 31,
                                                 1996            1996
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued expenses         $1,180,840    $1,022,058
Current portion of long-term debt              1,004,757       768,354
Note payable - affiliate                         205,000     1,000,000
Deferred/unearned revenue                          7,387         4,299
Deferred income                                  259,378       205,252
                                               ---------     ---------
TOTAL CURRENT LIABILITIES                      2,657,362     2,999,963
LONG-TERM DEBT                                   156,228     4,322,234
NOTES PAYABLE - AFFILIATES                     1,642,000       462,000
DEFERRED INCOME                                  252,336       177,530
DEFERRED INCOME TAXES                            175,675        83,000
                                                --------      --------
TOTAL LIABILITIES                              4,883,601     8,044,727
SHAREHOLDERS' EQUITY
Common stock                                         816           816
Additional paid in capital                     1,539,786     1,279,710
Retained earnings                              2,898,291     2,768,975
Treasury stock                                  (136,886)     (136,886)
                                               ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                     4,302,007     3,912,615
                                               ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $9,185,608   $11,957,342
                                               ---------    ----------
                                               ---------    ----------

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                     NOVEMBER 30,        NOVEMBER 30,
                                 1996         1995    1996        1995
REVENUES:
Service fees                   $2,622,024 $2,162,135 $5,110,874 $4,236,135
Real estate rental income          53,160     81,897    134,700    118,939
Other income                       85,291     66,104    168,557    118,091
Interest income                     1,999      5,555      4,979     19,697
                                ---------  ---------  ---------  ---------
                                2,762,474  2,315,691  5,419,110  4,492,862
COSTS AND EXPENSES:
Service Fees:
Operating                       1,538,327  1,155,888  2,970,362  2,376,532
Selling, general and administr-
ative                             551,894    557,019  1,016,183  1,086,938
Depreciation and amortization     294,061    239,953    597,001    460,426
Interest expense                   50,994     51,503    104,937    103,800
                                 --------   --------  ---------  ---------
                                2,435,276  2,004,363  4,688,483  4,027,696
                                ---------  ---------  ---------  ---------
Real Estate:
Operating                          93,177    204,077    246,894    242,985
Depreciation and amortization      18,944     13,064     47,302     17,584
Interest expense                   52,378     77,024    133,918    107,655
Real estate taxes                  32,012     33,000     71,012     43,000
                                  196,511    327,165    499,126    411,224
                                  -------    -------    -------    -------
TOTAL COSTS AND EXPENSES        2,631,787  2,331,528  5,187,609  4,438,920
                                ---------  ---------  ---------  ---------
Earnings (loss) from operations
before income taxes               130,687    (15,837)   231,501     53,942
Income tax expense (benefit)       57,685    (31,050)   102,185     (3,138)
                                  -------    -------    -------    -------
NET EARNINGS                     $ 73,002   $ 15,213  $ 129,316   $ 57,080
                                 --------    -------  ---------    -------
                                 --------    -------  ---------    -------
EARNINGS PER COMMON SHARE        $   0.04   $   0.02  $   0.07    $   0.07
                                 --------   --------  --------    --------
Weighted average common shares
outstanding                     1,724,757    763,955 1,724,757     763,955
          See notes to consolidated condensed financial statements

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                         SIX MONTHS ENDED NOVEMBER 30,
                                            1996            1995
Cash flows from operating activities:
Net earnings                              $  129,316       $  57,080
Adjustments to reconcile net earnings to
net cash provided by (used in) operating
activities: Depreciation and amortization    644,303         478,010
(Gain) on disposal of fixed assets          (268,340)              --
(Gain) on transfer of facility               (15,586)              --
Decrease in allowance for doubtful
accounts receivable                          (57,195)        (20,000)
Increase (decrease) in deferred income       (139,408)       153,010
Recognition of deferred revenue               (10,547)            --
(Increase) decrease in operating assets      (162,181)       400,869
Increase in operating liabilities             533,432        198,254
                                             --------       --------
Net cash provided by operating activities     653,794      1,267,223
                                             --------      ---------
Cash flows from investing activities:
Collection of note receivable - officer            --        129,000
Purchases of fixed assets                    (948,074)    (1,648,098)
Increases in advances from affiliates              --         13,000
Collections of note receivable-former
affiliates                                     77,100        148,370
Proceeds from sale/leaseback transaction      925,000             --
                                              -------       --------
Net cash provided by (used in) investing
activities                                     54,026     (1,357,728)
Cash flows from financing activities:
Proceeds from private placement offering      260,076              --
Proceeds from term loan                            --         750,000
Principal payments on term loan              (350,718)       (999,430)
Proceeds from line of credit                1,750,000       1,390,000
Principal payments on line of credit       (2,188,000)     (1,035,000)
Proceeds from notes payable - affiliates    2,560,000              --
Principal payments on notes payable
 - affiliates                              (2,175,000)             --
                                            ---------        ---------
Net cash (used in) provided by financing
activities                                   (143,642)        105,570
Increase in cash and cash equivalents         564,178          15,065
Cash and cash equivalents at beginning
of period                                     368,400        102,613
                                             --------        --------
Cash and cash equivalents at end
of period                                   $ 932,578       $ 117,678
                                             --------        --------
                                             --------        --------

<F1>
Note: As of July 31, 1995 the Company assumed lease obligations totalling $4,143,140 of debt as disclosed in the Notes to the Consolidated Condensed Financial Statements in conjunction with the acquisition of a facility.
<F2>
Note: As of November 1, 1996 a company affiliated with the Directors of the Company assumed certain debt obligations relative to the transfer of a facility under a master lease agreement in the amount of $3,140,884 as disclosed in the Notes to the Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of November 30, 1996, the Consolidated Condensed Statements of Operations for the three and six-month periods ended November 30, 1996 and 1995 and the Consolidated Condensed Statement of Cash Flows for the six-month periods ended November 30, 1996 and 1995 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of November 30, 1996 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996. Results of Operations for the period ended November 30, 1996 are not necessarily indicative of the operating results expected for the full year.

2.RELATED PARTY TRANSACTIONS

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

(B)On June 1, 1994, BFS, an affiliate substantially owned by the Company's Chairman, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility, which it then leased to BFS.

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

(D) On July 31, 1995 (as of July 1, 1995), by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company assumed the obligations of BFS under the lease and became the direct tenant and the beneficial owner of the Facility (collectively the "Assignment Transaction"). In connection with the Assignment Transaction, the Sublease was terminated. During the period commencing July 1, 1995 and ending October 31, 1996 the Company paid rent for the Facility to NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate of the Bonds, among other things. In connection with the Assignment Transaction, the Company obtained the right to acquire the Facility upon expiration of the lease with the NCIDA (the "Lease") and became directly liable to the NCIDA for amounts due thereunder.

In connection with the Assignment Transaction, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Building, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman. The Company entered into the Assignment Transaction primarily to satisfy certain requirements of the U.S. Small Business Administration ("SBA") in connection with the financing discussed below.

(E)On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the SBA (the "SBA Loan"). The entire $750,000 proceeds have been used to repay a portion of the Bonds. The SBA Loan is payable in 240 monthly installments and bears interest of 7.015%.

(F) As of November 1, 1996, the Company entered into an Assignment and Assumption of and Second Amendment to Lease Agreement among BFS
Realty, LLC, an affiliate of the Company's Directors (the "Assignee"), the Bank and the Company (the "Second Amendment").

In connection with the Second Amendment, (i) the Assignee assumed all of the Company's obligations under the Lease with the NCIDA and entered into a sublease with the Company for the Facility; and (ii) the Company conveyed to the Assignee the right to become the owner of the Facility upon expiration of the Lease. In addition, pursuant to the sublease, the Company has assumed certain obligations owed by the Assignee to the NCIDA under the Lease. The Assignee has indemnified the Company with respect to certain obligations relative to the Lease and the Second Amendment.

As a result of the Second Amendment and related transactions discussed above, the Company's indebtedness as of November 1, 1996 was reduced by an aggregate of $3,140,884. The Company and its Chairman have guaranteed such obligation, among others, in connection with the foregoing.

3. NET EARNINGS PER COMMON SHARE

Earnings per share for the three and six months ended November 30, 1996 includes the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the modified treasury stock method included in the calculation of earnings per share for the three and six months ended November 30, 1996 was 894,135. The effect of outstanding options and warrants was antidilutive for the three and six months ended November 30, 1995. Accordingly, the outstanding options and warrants were not included in the calculation of earnings per share for the three and six months ended November 30, 1995.

4. SALE/LEASEBACK TRANSACTION

In June 1996, the Company consummated a Sale/Leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and equipment). The fixed assets, which had a net book value of approximately $657,000, were sold for $925,000. The resulting gain of approximately $268,000 was recorded as deferred income and is being recognized over the life of the lease, which is forty-eight (48) months. Approximately $16,800 and $33,600 of deferred gain was recognized for the three and six months ended November 30, 1996.

5.STOCKHOLDERS EQUITY

On September 30, 1996 Sandata announced that it entered into a letter of intent to raise, on a "best efforts--all or none" basis, $1,500,000 pursuant to a private offering of an aggregate of 300,000 shares of Common Stock and five year warrants for the purchase of 150,000 shares of Common Stock at an exercise price of $7.00 per share. Neither the shares of Common Stock, the warrants nor the shares of Common Stock underlying the warrants will be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. However, the letter of intent contemplates that purchasers of such Units will be granted certain registration rights.
In connection with such registration, it is contemplated that an additional 100,000 shares of the Company's Common Stock will be registered for certain security holders of the Company.
Contemporaneously with the execution and delivery by the Company of the letter of intent, certain assignees of the placement agent acquired 100,000 shares of the Company's Common Stock at a purchase price of $3.00 per share; the net proceeds received by the Company after payment of expenses were $260,076. Reference is made to "Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation" and "Part II,
Item 2 - Changes in Securities" for a discussion of the sale of Company's securities.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

 Revenues were $2,762,474 and $5,419,110 for the three and six months ended November 30, 1996 as compared to $2,315,691 and $4,492,862 for the three and six months ended November 30, 1995, increasing $446,783 and $926,248, respectively.

 Service fee revenue for the three and six months ended November
30, 1996 was $2,622,024 and $5,110,874, an increase of $459,889 and
$874,739 for the same periods of the prior fiscal year. The increase is attributable to revenues derived from a new product called SanTrax.

 Real estate rental income was $53,160 and $134,700 for the three and six months ended November 30, 1996 as compared to $81,897 and $118,939 for the three and six months ended November 30, 1995.

 Other income for the three and six-month period ended November 30, 1996 was $85,291 and $168,557, respectively as compared to $66,104 and $118,091 for the three and six month-period ending November 30, 1995. This increase is partially due from the gain realized upon the sale of assets in connection with the following sale/leaseback transaction.

 In June 1996, the Company consummated a sale/leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and equipment). The fixed assets, which had a net book value of approximately $657,000, were sold for $925,000. The resulting gain of approximately $268,000 was recorded as deferred income and is being recognized over the life of the lease, which is forty-eight (48) months. Approximately $16,800 and $33,600 of deferred gain was recognized for the three and six months ended November 30, 1996.

Expenses Related to Services

 Operating expenses increased $382,439 or 33% and $593,830 or 25% for the three and six months ended November 30, 1996 as compared to the three and six months ended November 30, 1995.

 Programming and payroll costs relating to existing applications and costs associated with SanTrax and its operations, including telephone and expenses related to equipment, were the primary factors for the increase in operating expenses.

Selling, general and administrative expenses were $551,894 and $1,016,183 for the three and six months ended November 30, 1996, as compared to $557,019 and $1,086,938 for the three and six months ended November 30, 1995, a decrease of $5,125 and $70,755, respectively.
The decrease is primarily due to a decrease in payroll and related costs and administrative costs related to existing product lines.

Depreciation and amortization expense increased $54,108 and $136,575 to $294,061 and $597,001 for the three and six months ended November 30, 1996 as compared to $239,953 and $460,426 for the three and six months ended November 30, 1995. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

Interest expense was $50,994 and $104,937 for the three and six months ended November 30, 1996 as compared to $51,503 and $103,800 for the three and six months ended November 30, 1995.

Expenses Related to Real Estate Operations

Operating expenses were $93,177 and $246,894 for the three and six months ended November 30, 1996, as compared to $204,077 and $242,985 for the three and six months ended November 30, 1995, a decrease of $110,900 and an increase of $3,909, respectively.

Interest expense was $52,378 and $133,918 for the three and six months ended November 30, 1996 as compared to $77,024 and $107,655 for the three and six months ended November 30, 1995.

The decreases in expenses relating to the operation of the Facility for the three months ended November 30, 1996 and the increases in expenses for the six months ended November 30, 1996 resulted from the Company's becoming the beneficial owner and Lessee of the Facility as of July 31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996 (as described below), whereby the Company became the Sublessee of the Facility.

 Income Tax Expenses

 Income tax expense for the three and six months ended November 30,
1996 was $57,685 and $102,185, respectively.   For the three and six
months ended November 30, 1995, the income tax benefit was $31,050 and $3,138, respectively. The tax benefit arose from the filing of amended tax returns for prior years which has resulted in a refund of an overpayment.

Liquidity and Capital Resources

The Company's working capital increased as of November 30, 1996 to $167,480, as compared with a deficiency at May 31, 1996 of $852,929.

In June 1996, the Company entered into a sales/leaseback transaction whereby certain fixed assets were sold for $925,000 and concurrently leased back to the Company. The proceeds were used to repay outstanding advances against the Company's Credit Agreement (as defined below).

The Company has spent approximately $948,000 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development.

In September 1996, the Company sold 100,000 shares of its common stock in connection with a private placement offering (as described later in this section). The net proceeds received by the Company after payment of expenses relating to the offering were $260,076. Reference is made to "Part II, Item 2 - Changes in Securities" for a discussion of the sale of such securities.

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

On July 31, 1993, the Company received a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to evidence the Company's accounts receivable from Compuflight. The note was payable in increments of $20,000 per month including interest at the rate of one percent above prime on the unpaid balance and was due April 1, 1994. On November 1, 1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at ten percent (10%) per annum and contains provisions for accelerated payments based upon Compuflight achieving certain results. Payments commenced on February
28, 1994 and are to continue until such time as the indebtedness and any accrued interest are paid in full. In connection with the promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Credit
Agreement with the Bank. Aa of November 30, 1996, Compuflight is indebted to the Company in the amount of $145,039, of which $118,781 represents the balance due on the note and $26,258 represents accounts receivable.

 On June 1, 1994, BFS borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's new office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by the Bank. The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BFS. On June 21, 1994 (as of June 1, 1994), the Company and its Chairman guaranteed the full and prompt payment of principal and interest of the Bonds and the Company granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company entered into a lease agreement (the "Sublease") with BFS, whereby the Company leased the Facility for the conduct of its business and, in consideration therefor, was obligated to make lease payments that at least equal amounts due to satisfy the underlying Bond obligations.

On July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company assumed the obligations of BFS under the lease and became the direct tenant and the beneficial owner of the Facility (collectively the "Assignment Transaction"). In connection with the Assignment Transaction, the Sublease was terminated. During the period commencing July 1, 1995 and ending October 31, 1996 the Company paid rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate of the Bonds, among other things. In connection with the Assignment Transaction, the Company obtained the right to acquire the Facility upon expiration of the lease with the NCIDA (the "Lease") and became directly liable to the NCIDA for amounts due thereunder. In connection with the Assignment Transaction, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Building, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA") (the "SBA Loan"). The entire $750,000 proceeds have been used to repay a portion of the Bonds. The Company entered into the Assignment Transaction primarily to satisfy certain requirements of the SBA. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%.

As of November 1, 1996, the Company entered into an Assignment and Assumption of and Second Amendment to Lease Agreement among BFS
Realty, LLC, an affiliate of the Company's Directors (the "Assignee"), the Bank and the Company (the "Second Amendment").

In connection with the Second Amendment, (i) the Assignee assumed all of the Company's obligations under the Lease with the NCIDA and entered into a sublease with the Company for the Facility; and (ii) the Company conveyed to the Assignee the right to become the owner of the Facility upon expiration of the Lease. In addition, pursuant to the sublease, the Company has assumed certain obligations owed by the Assignee to the NCIDA under the Lease. The Assignee has indemnified the Company with respect to certain obligations relative to the Lease and the Second Amendment.

As a result of the Second Amendment and related transactions discussed above, the Company's indebtedness as of November 1, 1996 was reduced by an aggregate of $3,140,884. The Company and its Chairman have guaranteed such obligation, among others, in connection with the foregoing.

On April 20, 1995 the Company's $2,000,000 secured revolving credit agreement (the "Credit Agreement") with the Bank was amended, extending the due date for a period of two years. Upon maturity, the Company may, at its option convert the outstanding principal balance of the Credit Agreement to a five-year self-amortizing term loan. The amended Credit Agreement revised the Company's requirements to maintain a stated net worth amount and maximum net loss amount, plus specific working capital and liquidity ratios, capital expenditure limitations and restrictions on the payment of dividends. Contemporaneously, the Bank tended a two-year term loan (the "Term Loan") of $500,000 to the Company. The proceeds of the Term Loan were used to partially repay outstanding advances against the Company's Credit Agreement. Principal and interest of the Term Loan are to be repaid over a 24-month period. As of November 30, 1996 there is a balance of $600,000 outstanding on the line of credit and $104,154 remaining on the Term Loan.

The Company believes the results of its continued operations, together with the available credit line and Term Loan should be adequate to fund presently foreseeable working capital requirements.

On September 30, 1996 Sandata announced that it entered into a letter of intent to raise, on a "best efforts--all or none" basis, $1,500,000 pursuant to a private offering of an aggregate of 300,000 shares of Common Stock and five year warrants for the purchase of 150,000 shares of Common Stock at an exercise price of $7.00 per share. Neither the shares of Common Stock, the warrants nor the shares of Common Stock underlying the warrants will be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. However, the letter of intent contemplates that purchasers of such Units will be granted certain registration rights.
In connection with such registration, it is contemplated that an additional 100,000 shares of the Company's Common Stock will be registered for certain security holders of the Company.
Contemporaneously with the execution and delivery by the Company of the letter of intent, certain assignees of the placement agent acquired 100,000 shares of the Company's Common Stock at a purchase price of $3.00 per share; the net proceeds received by the Company after payment of expenses were $260,076. Reference is made to "Part II,
Item 2 - Changes in Securities" for a discussion of the sale of Company's securities.

The private placement of the Company's securities consummated subsequent to November 30, 1996.

PART II - OTHER INFORMATION

Item 1  - LEGAL PROCEEDINGS:

None

Item 2  - CHANGES IN SECURITIES:

As of September 12, 1996, the Company sold an aggregate of 100,000 shares of its Common Stock, $.001 par value, as follows:

Name of Purchaser            Number of Shares      Total Consideration
James S. Cassel                   51,750                $155,250

Keil Stern                        31,500                  94,500

Steven N. Bronson                 10,000                  30,000

Eric R. Elliott                    2,250                   6,750

Barry J. Booth                     2,250                   6,750

Bruce C. Barber                    2,250                   6,750

Total                            100,000                $300,000

The Company sold the shares referred to above in a transaction exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 4(2) of such act.

Reference is made to "Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation" for a discussion of a private placement of the Company's securities consummated subsequent to November 30, 1996.

Item 3  - DEFAULTS UPON SENIOR SECURITIES:

None

Item 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

Item 5  - OTHER INFORMATION:

Reference is made to "Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation" for a discussion of recent sales of the Company's securities.

Item 6  - EXHIBITS AND REPORTS ON FORM 8-K:

Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

The Company filed one Current Report on Form 8-K as follows:

Date of Event:         September 30, 1996
Items Reported:        Item 7
Financial Statements:  Not Applicable

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SANDATA, INC.
                                              (Registrant)



Date: January 14 , 1997                        By: /s/ Bert E. Brodsky
                                              	Bert E. Brodsky
	                                              Chairman of the Board,
                                               President, Chief Executive
                                               Officer,	Chief Financial
                                               Officer






January 14, 1997



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

Re:   Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending November 30, 1996 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.

Very truly yours,

Linda Scarpantonio

Legal Coordinator