Form 10KSB/A
period 1996-05-31
SANDATA INC
filed 1997-04-09
CIK 755465

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


Board of Directors and Shareholders
of Sandata, Inc.

We have audited the accompanying consolidated balance sheets of Sandata, Inc. and Subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidtated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by amangement, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As more fully described in Notres 4, 5, 7, 8, 9 and 11 to the consolidated financial statements, the company has had certain transactions with companies affiliated with the Company's
Oifficers and Chairman of the Board.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandata, Inc. and Subsidiaries as of may 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Marcum & Kliegman LLP

Woodbury, New York
August 16, 1996


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