Form 10QSB/A
period 1996-11-30
SANDATA INC
filed 1997-04-10
CIK 755465

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

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                              UNAUDITED       AUDITED
                                              November 30     May 31,
                                                 1996            1996
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued expenses         $1,180,840    $1,022,058
Current portion of long-term debt              1,004,757       768,354
Note payable - affiliate                         205,000     1,000,000
Deferred/unearned revenue                          7,387         4,299
Deferred income                                  259,378       205,252
                                               ---------     ---------
TOTAL CURRENT LIABILITIES                      2,657,362     2,999,963
LONG-TERM DEBT                                   156,228     4,322,234
NOTES PAYABLE - AFFILIATES                     1,642,000       462,000
DEFERRED INCOME                                  252,336       177,530
DEFERRED INCOME TAXES                            175,675        83,000
                                                --------      --------
TOTAL LIABILITIES                              4,883,601     8,044,727
SHAREHOLDERS' EQUITY
Common stock                                         916           816
Additional paid in capital                     1,539,686     1,279,710
Retained earnings                              2,898,291     2,768,975
Treasury stock                                  (136,886)     (136,886)
                                               ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                     4,302,007     3,912,615
                                               ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $9,185,608   $11,957,342
                                               ---------    ----------
                                               ---------    ----------

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                     NOVEMBER 30,        NOVEMBER 30,
                                 1996         1995    1996        1995
REVENUES:
Service fees                   $2,622,024 $2,162,135 $5,110,874 $4,236,135
Real estate rental income          53,160     81,897    134,700    118,939
Other income                       85,291     66,104    168,557    118,091
Interest income                     1,999      5,555      4,979     19,697
                                ---------  ---------  ---------  ---------
                                2,762,474  2,315,691  5,419,110  4,492,862
COSTS AND EXPENSES:
Service Fees:
Operating                       1,538,327  1,155,888  2,970,362  2,376,532
Selling, general and administr-
ative                             551,894    557,019  1,016,183  1,086,938
Depreciation and amortization     294,061    239,953    597,001    460,426
Interest expense                   50,994     51,503    104,937    103,800
                                 --------   --------  ---------  ---------
                                2,435,276  2,004,363  4,688,483  4,027,696
                                ---------  ---------  ---------  ---------
Real Estate:
Operating                          93,177    204,077    246,894    242,985
Depreciation and amortization      18,944     13,064     47,302     17,584
Interest expense                   52,378     77,024    133,918    107,655
Real estate taxes                  32,012     33,000     71,012     43,000
                                  196,511    327,165    499,126    411,224
                                  -------    -------    -------    -------
TOTAL COSTS AND EXPENSES        2,631,787  2,331,528  5,187,609  4,438,920
                                ---------  ---------  ---------  ---------
Earnings (loss) from operations
before income taxes               130,687    (15,837)   231,501     53,942
Income tax expense (benefit)       57,685    (31,050)   102,185     (3,138)
                                  -------    -------    -------    -------
NET EARNINGS                     $ 73,002   $ 15,213  $ 129,316   $ 57,080
                                 --------    -------  ---------    -------
                                 --------    -------  ---------    -------
EARNINGS PER COMMON SHARE        $   0.04   $   0.02  $   0.07    $   0.07
                                 --------   --------  --------    --------
Weighted average common shares
outstanding                     1,724,757    763,955 1,724,757     763,955
          See notes to consolidated condensed financial statements

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                         SIX MONTHS ENDED NOVEMBER 30,
                                            1996            1995
Cash flows from operating activities:
Net earnings                              $  129,316       $  57,080
Adjustments to reconcile net earnings to
net cash provided by (used in) operating
activities: Depreciation and amortization    644,303         478,010
(Gain) on disposal of fixed assets          (268,340)              --
(Gain) on transfer of facility               (15,586)              --
Decrease in allowance for doubtful
accounts receivable                          (57,195)        (20,000)
Increase (decrease) in deferred income       (139,408)       153,010
Recognition of deferred revenue               (10,547)            --
(Increase) decrease in operating assets      (162,181)       400,869
Increase in operating liabilities             533,432        198,254
                                             --------       --------
Net cash provided by operating activities     653,794      1,267,223
                                             --------      ---------
Cash flows from investing activities:
Collection of note receivable - officer            --        129,000
Purchases of fixed assets                    (948,074)    (1,648,098)
Increases in advances from affiliates              --         13,000
Collections of note receivable-former
affiliates                                     77,100        148,370
Proceeds from sale/leaseback transaction      925,000             --
                                              -------       --------
Net cash provided by (used in) investing
activities                                     54,026     (1,357,728)
Cash flows from financing activities:
Proceeds from private placement offering      260,076              --
Proceeds from term loan                            --         750,000
Principal payments on term loan              (350,718)       (999,430)
Proceeds from line of credit                1,750,000       1,390,000
Principal payments on line of credit       (2,188,000)     (1,035,000)
Proceeds from notes payable - affiliates    2,560,000              --
Principal payments on notes payable
 - affiliates                              (2,175,000)             --
                                            ---------        ---------
Net cash (used in) provided by financing
activities                                   (143,642)        105,570
Increase in cash and cash equivalents         564,178          15,065
Cash and cash equivalents at beginning
of period                                     368,400        102,613
                                             --------        --------
Cash and cash equivalents at end
of period                                   $ 932,578       $ 117,678
                                             --------        --------
                                             --------        --------

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

As a result of the Second Amendment and related transactions discussed above, the Company reduced its fixed assets, consisting of land, building and improvement costs, by the amount of the cost thereof, net of accumulated depreciation, in the amount of $3,125,298 and reduced its long term debt by $3,140,884, which was assumed by the Assignee; the net difference was recorded as other income in the financial statements. Amounts owed to affiliates of the Company in connection with the construction and improvements were not assumed by the Assignee. The Company and its Chairman have guaranteed the above obligation to the SBA and NCIDA in connection with the foregoing.

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

The Company has reported real estate operating expenses only through the period ended November 1, 1996. The Company does not expect to incur any costs in the future.

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

As a result of the Second Amendment and related transactions discussed above, the Company reduced its fixed assets, consisting of land, building and improvement costs, by the amount of the cost thereof, net of accumulated depreciation, in the amount of $3,125,298 and reduced its long term debt by $3,140,884, which was assumed by the Assignee; the net difference was recorded as other income in the financial statements. Amounts owed to affiliates of the Company in connection with the construction and improve-ments were not assumed by the Assignee. The Company and its Chairman have guaranteed the above obligation to the SBA and NCIDA in connection with the foregoing.

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