Form 10QSB
period 1997-02-28
SANDATA INC
filed 1997-04-15
CIK 755465

                               SANDATA, INC.
                              AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  UNAUDITED       AUDITED
                                                  February 28,    May 31,
                                                     1997           1996
                                                  -----------     -------
ASSETS:
CURRENT ASSETS
Cash and cash equivalents                          $332,768      $368,400
Accounts receivable - net of allowance for
  doubtful accounts of $327,000 at February 28,
  1997 and $350,000 at May 31, 1996               1,476,345     1,180,905
Receivables from affiliates                         575,229       190,635
Receivable from former affiliate                     26,363        26,258
Note receivable from former affiliate, net of
  allowance for doubtful accounts of $0 at
  February 28, 1997 and $119,000 at May 31,
 1996, respectively                                     -0-        77,100
Notes receivable - officers                         102,867       102,867
Inventories                                          48,528        27,972
Prepaid expenses and other current assets           214,565       172,897
                                                    -------       -------
TOTAL CURRENT ASSETS                              2,776,665     2,147,034

FIXED ASSETS, NET                                 6,072,811     9,399,625

OTHER ASSETS
Cash surrender value of officers' life insurance,
    security deposits and other                     423,966       410,683
                                                    -------       -------
TOTAL ASSETS                                     $9,273,442   $11,957,342
                                                 ----------   -----------
                                                 ----------   -----------

        See notes to consolidated condensed financial statements

                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  UNAUDITED       AUDITED
                                                 February 28,     May 31,
                                                    1997            1996
                                                    ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
Accounts payable and accrued expenses              $992,026    $1,022,058
Current portion of long-term debt                   538,089       768,354
Note payable - affiliate                            205,000     1,000,000
Deferred/unearned revenue                             8,783         4,299
Deferred income                                     232,770       205,252
                                                    -------       -------
TOTAL CURRENT LIABILITIES                         1,976,668     2,999,963

LONG-TERM DEBT                                       89,262     4,322,234
NOTES PAYABLE - AFFILIATES                        1,092,000       462,000
DEFERRED INCOME                                     209,240       177,530
DEFERRED INCOME TAXES                               244,800        83,000
                                                    -------       -------
TOTAL LIABILITIES                                 3,611,970     8,044,727
                                                  ---------     ---------
SHAREHOLDERS' EQUITY
Common stock                                          1,216           816
Additional paid in capital                        2,811,371     1,279,710
Retained earnings                                 2,985,771     2,768,975
Treasury stock                                     (136,886)     (136,886)
                                                  ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                        5,661,472     3,912,615
                                                  ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                       $9,273,442   $11,957,342
                                                 ==========   ===========
          See notes to consolidated condensed financial statements

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                  FEB. 28,    FEB. 29,   FEB. 28,   FEB. 29,
                                    1997        1996       1997      1996
                                  -------     --------   -------    -------
REVENUES:
Service fees                    $2,810,319  $2,188,151  $7,921,193  6,424,286
Real estate rental income               --      84,290     134,700    203,229
Other income                        69,703      90,030     238,260    208,121
Interest income                      6,475      10,031      11,454     29,728
                                 ---------   ---------   ---------   --------
                                 2,886,497   2,372,502   8,305,607  6,865,364
                                 ---------   ---------   ---------  ---------
COSTS AND EXPENSES:
Service Fees:
Operating                        1,738,617   1,198,900   4,708,979  3,575,432
Selling, general and
Administrative                     604,070     463,250   1,620,253  1,550,188
Depreciation and amortization      331,282     282,603     928,283    743,029
Interest expense                    55,923      56,379     160,860    160,179
                                 ---------   ---------   ---------  ---------
                                 2,729,892   2,001,132   7,418,375  6,028,828
Real Estate:
Operating                               --     125,915     246,894    368,900
Depreciation and amortization           --      45,064      47,302     62,648
Interest expense                        --      88,808     133,918    196,463
Real estate taxes                       --      39,000      71,012     82,000
                                        --     298,787     499,126    710,011
                                 ---------   ---------   ---------  ---------
TOTAL COSTS AND EXPENSES         2,729,892   2,299,919   7,917,501  6,738,839
                                 ---------   ---------   ---------  ---------
Earnings from operations before
  income taxes                     156,605      72,583     388,106    126,525
Income tax expense (benefit)        69,125          --     171,310    (3,138)
                                   -------      ------     -------    -------
NET EARNINGS                       $87,480     $72,583    $216,796    129,663
                                   =======     =======    ========   ========
EARNINGS PER COMMON SHARE            $0.04       $0.06       $0.11      $0.10
                                   -------     -------    --------   --------
Weighted average common shares
  Outstanding                    2,025,868   1,287,757   2,025,868  1,287,757
                                 =========   =========   =========  =========

                     See notes to consolidated condensed financial statements

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                   NINE MONTHS ENDED
                                            FEBRUARY 28,     FEBRUARY 29,
                                              1997                1996
                                              ----                ----
Cash flows from operating activities:
Net earnings                                $216,796             $129,663
Adjustments to reconcile net earnings
  to net cash
provided by (used in) operating activities:
  Depreciation and amortization              975,585              805,677
(Gain) on disposal of fixed assets          (268,340)                  --
(Gain) on transfer of facility               (15,586)                  --
Decrease in allowance for doubtful accounts
  Receivable                                 (23,060)             (53,000)
(Decrease) increase in deferred income      (209,113)             113,013
Recognition of deferred revenue              (15,750)                  --
(Increase) decrease in operating assets     (732,586)             702,814
Increase in operating liabilities            420,342              140,329
                                             -------              -------
Net cash provided by operating activities    348,288            1,838,496
                                             -------            ---------
Cash flows from investing activities:
Collection of note receivable - officer           --              150,000
Purchases of fixed assets                 (1,430,729)          (2,280,974)
Increases in advances from affiliates             --               81,407
Repayment of advances to affiliates               --               35,937
Collections of note receivable-former
  affiliates                                  77,100              160,285
Proceeds from sale/leaseback transaction     925,000                   --
                                            --------              -------
Net cash (used in) investing activities     (428,629)          (1,853,345)

Cash flows from financing activities:
Proceeds from private placement offering   1,532,061                   --
Proceeds from term loan                           --            1,112,000
Principal payments on term loan             (459,352)          (1,201,518)
Proceeds from line of credit               2,750,000            1,500,000
Principal payments on line of credit      (3,613,000)          (1,312,000)
Proceeds from notes payable - affiliates   3,010,000                   --
Principal payments on notes payable
  - affiliates                            (3,175,000)                  --
                                          ----------            ---------
Net cash provided by financing
  Activities                                  44,709               98,482
                                           ---------             --------
(Decrease) increase in cash and cash
  equivalents                                (35,632)              83,633
Cash and cash equivalents at beginning
  of period                                  368,400              102,613
                                            --------              -------
Cash and cash equivalents at end of
  Period                                    $332,768             $186,246
                                            ========             ========

<F1>As of July 31, 1995 the Company assumed lease obligations totalling
$4,143,140 as disclosed in the Notes to the Consolidated Condensed Financial Statements in conjunction with the acquisition of a facility.

<F2>Note: As of November 1, 1996 a company affiliated with the Directors of the Company assumed certain lease obligations relative to the transfer of a facility in the amount of $3,140,884 as disclosed in the Notes to the Consolidated Condensed Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of February 28, 1997, the consolidated Condensed Statements of Operations for the three and nine-month periods ended February 28, 1997 and February 29, 1996 and the Consolidated Condensed Statement of Cash Flows for the nine-month periods ended
February 28, 1997 and February 29, 1996 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of February 28, 1997 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996. Results of Operations for the period ended
February 28, 1997 are not necessarily indicative of the operating results expected for the full year.

2. RELATED PARTY TRANSACTIONS

(A) On July 1, 1992, the Company loaned $1,000,000 to the Company's Chairman, bearing interest at the prime rate plus 1-1/4%, which loan was originally due July 1, 1995. On September 1, 1993, the Company was issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1-1/4% and being due April 30, 1994. On May 1, 1994, the Company extended the due date of the note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction. The Chairman paid $340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the Company extended the due date of the note to October 31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County Industrial Development Agency ("NCIDA") from BFS Sibling Realty Inc., formerly known as Brodsky Sibling Realty Inc. ("BFS"), an affiliate substantially owned by the Company's Chairman, to Sandata, Inc., repaid $129,000. The remaining balance of the note receivable was repaid by the Chairman during the quarter ended February 29, 1996.

(B) On June 1, 1994, BFS, an affiliate substantially owned by the Company's Chairman, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank.
As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility, which it then leased to BFS.

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

3. NET EARNINGS PER COMMON SHARE

Earnings per share for the three and nine months ended February 28, 1997 includes the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the modified treasury stock method included in the calculation of earnings per share for the three and nine months ended February 28, 1997 was 1,184,135. Earnings per share for the three and nine months ended February 29, 1996 include the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the treasury stock method included in the calculation of earnings per share for the three and nine months ended
February 29, 1996 was 523,802.

4. SALE/LEASEBACK TRANSACTION

In June 1996, the Company consummated a Sale/Leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and equipment). The fixed assets, which had a net book value of approximately $657,000, were sold for $925,000. The resulting gain of approximately $268,000 was recorded as deferred income and is being recognized over the life of the lease, which is forty-eight (48) months. Approximately $16,800 and $50,400 of deferred gain was recognized for the three and nine months ended February 28, 1997. A company affiliated with the Company's Chairman purchased the residual rights in such lease.

5. STOCKHOLDERS' EQUITY

In October, 1996, the Company commenced a private offering, on a "best efforts - all or none" basis, to raise $1,500,000 by issuing an aggregate of 300,000 shares of Common Stock and five year warrants for the purchase of 150,000 shares of Common Stock, at an exercise price of $7.00 per share. Neither the shares of Common Stock, the warrants, nor the shares of Common Stock underlying the warrants were registered under the Securities Act of 1933, as amended. In February 1997, the Company completed such private offering. The net proceeds received in connection with the sale of 300,000 shares of its common stock were $1,271,985 after payment of expenses related to the offering. Contemporaneously with the execution and delivery by the Company of the letter of intent with regard to such private offering, certain assignees of the placement agent acquired 100,000 shares of the Company's Common Stock at a purchase price of $3.00 per share; the net proceeds from the sale of such 100,000 shares were $260,076.

In connection with the closing of such private offering, an affiliate of the placement agent entered into a financial consulting agreement with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payment of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants to be exercisable for one year (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share). The warrants issued in such private offering, including those issued to investors as well as the assignees of the placement agent's affiliate, are redeemable by the Company under certain circumstances.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $2,886,497 and $8,305,607 for the three and nine months ended February 28, 1997 as compared to $2,372,502 and $6,865,364 for the three and nine months ended February 29, 1996, increasing $513,995 and $1,440,243, respectively.

Service fee revenue for the three and nine months ended February 28, 1997 was $2,810,319 and $7,921,193, an increase of $622,168 and $1,496,907 for the same periods of the prior fiscal year. The increase is attributable to revenues derived from a new product called SanTrax.

Real estate rental income was $-0- and $134,700 for the three and nine months ended February 28, 1997 as compared to $84,290 and $203,229 for the three and nine months ended February 29, 1996.

The decreases in rental income relating to the operation of the Facility for the three and nine months ended February 28, 1997 resulted from the Company's becoming the beneficial owner and lessee of the Facility as of July 31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996 (as described below), whereby the Company became the sublessee of the Facility.

Other income for the three and nine-month period ended February 28, 1997 was $69,703 and $238,260, respectively as compared to $90,030 and $208,121 for the three and nine month-period ending February 29, 1996. This increase is partially due from the gain realized upon the sale of assets in connection with the following sale/leaseback transaction.

In June 1996, the Company consummated a sale/leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and equipment). The fixed assets, which had a net book value of approximately $657,000, were sold for $925,000. The resulting gain of approximately $268,000 was recorded as deferred income and is being recognized over the life of the lease, which is forty-eight (48) months. Approximately $16,800 and $50,400 of deferred gain was recognized for the three and nine months ended February 28, 1997.

Expenses Related to Services

Operating expenses increased $539,717 or 45% and $1,133,547 or 32% for the three and nine months ended February 28, 1997 as compared to the three and nine months ended February 29, 1996.

Programming and payroll costs relating to existing applications and costs associated with SanTrax and its operations, including telephone and expenses related to equipment, were the primary factors for the increase in operating expenses.

Selling, general and administrative expenses were $604,070 and $1,620,253 for the three and nine months ended February 28, 1997, as compared to $463,250 and $1,550,188 for the three and nine months ended February 29, 1996, a decrease of $140,820 and $70,065, respectively. The increase is primarily due to an increase in advertising, promotion and payroll costs associates with SanTrax and an increase in legal and professional fees and administrative costs related to SanTrax and existing product lines.

Depreciation and amortization expense increased $48,679 and $185,254 to $331,282 and $928,283 for the three and nine months ended February 28, 1997 as compared to $282,603 and $743,029 for the three and nine months ended
February 29, 1996. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

Interest expense was $55,923 and $160,860 for the three and nine months ended February 28, 1997 as compared to $56,379 and $160,179 for the three and nine months ended February 29, 1996.

Expenses Related to Real Estate Operations

Operating expenses were $-0- and $246,894 for the three and nine months ended February 28, 1997, as compared to $125,915 and $368,900 for the three and nine months ended February 29, 1996, a decrease of $125,915 and $122,006, respectively.

Interest expense was $-0- and $133,918 for the three and nine months ended February 28, 1997 as compared to $88,808 and $196,463 for the three and nine months ended February 29, 1996.

The decreases in expenses relating to the operation of the Facility for the three and nine months ended February 28, 1997 resulted from the Company's becoming the beneficial owner and lessee of the Facility as of July 31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996 (as described below), whereby the Company became the sublessee of the Facility.

The Company has reported real estate operating expenses only through the period ended November 1, 1996. The Company does not expect to incur any costs in the future.

Income Tax Expenses

Income tax expense for the three and nine months ended February 28, 1997 was
$69,125 and $171,310, respectively.   For the three and nine months ended
February 29, 1996, the income tax benefit was $-0- and $3,138, respectively. The tax benefit arose from the filing of amended tax returns for prior years which has resulted in a refund of an overpayment.

Liquidity and Capital Resources

The Company's working capital increased as of February 28, 1997 to $799,997, as compared with a deficiency at May 31, 1996 of $852,929.

In June 1996, the Company entered into a sales/leaseback transaction whereby certain fixed assets were sold for $925,000 and concurrently leased back to the Company. The proceeds were used to repay outstanding advances against the Company's Credit Agreement (as defined below).

The Company has spent approximately $1,431,000 in fixed asset additions, primarily computer hardware and software capitalization costs in connection with revenue growth and new product development. The Company does not expect the previous levels of capital expenditures to continue.

In October, 1996, the Company commenced a private offering, on a "best efforts - all or none" basis, to raise $1,500,000 by issuing an aggregate of 300,000 shares of Common Stock and five year warrants for the purchase of 150,000 shares of Common Stock, at an exercise price of $7.00 per share. Neither the shares of Common Stock, the warrants, nor the shares of Common Stock underlying the warrants were registered under the Securities Act of 1933, as amended. In February 1997, the Company completed such private offering. The net proceeds received in connection with the sale of 300,000 shares of its common stock were $1,271,985 after payment of expenses related to the offering. Contemporaneously with the execution and delivery by the Company of the letter of intent with regard to such private offering, certain assignees of the placement agent acquired 100,000 shares of the Company's Common Stock at a purchase price of $3.00 per share; the net proceeds from the sale of such 100,000 shares were $260,076.

In connection with the closing of such private offering, an affiliate of the placement agent entered into a financial consulting agreement with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payment of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants to be exercisable for one year (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share). The warrants issued in such private offering, including those issued to investors as well as the assignees of the placement agent's affiliate, are redeemable by the Company under certain circumstances.

On July 1, 1992, the Company loaned $1,000,000 to the Company's Chairman, bearing interest at the prime rate plus 1-1/4% which loan was originally due July 1, 1995. On September 1, 1993, the Company was issued a new note for the then outstanding balance of $490,000, bearing interest at prime plus 1-1/4% and being due April 30, 1994. On May 1, 1994, the Company extended the due date of the note to the earlier of April 30, 1995 or as the Company may demand at any time after the effective date of the then proposed privatization transaction. The Chairman paid $340,000 of the outstanding loan to the Company during the year ended May 31, 1995. On May 1, 1995, the Company extended the due date of the note to October 31, 1995. On July 31, 1995, the Chairman, as a result of the assignment of the lease with the Nassau County Industrial Development Agency ("NCIDA") from BFS Sibling Realty Inc., formerly known as Brodsky Sibling Realty Inc. ("BFS"), an affiliate substantially owned by the Company's Chairman, to Sandata, Inc., repaid $129,000. The remaining balance of the note receivable was repaid by the Chairman during the quarter ended February 29, 1996.

On July 31, 1993, the Company received a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to evidence the Company's accounts receivable from Compuflight. The note was payable in increments of $20,000 per month including interest at the rate of one percent above prime on the unpaid balance and was due April 1, 1994. On November 1, 1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at ten percent (10%) per annum and contains provisions for accelerated payments based upon Compuflight achieving certain results. Payments commenced on February 28, 1994 and continued until such time as the indebtedness and any accrued interest thereon were paid in full. The remaining balance of $118,781 owed on the note, which was deemed by the Company as uncollectible, was charged against an allowance account during the quarter ended February 28, 1997. In connection with the promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Credit Agreement with the Bank. As of February 28, 1997,
Compuflight is indebted to the Company in the amount of $26,363, representing accounts receivable.

On June 1, 1994, BFS, an affiliate substantially owned by the Company's Chairman, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's office space located at 26 Harbor Pk Drive, Port Washington, New York (the "Facility" or the "Building") from the NCIDA. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BFS in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility, which it then leased to BFS.

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

On July 31, 1995 (as of July 1, 1995), by an Assignment and Assumption and First Amendment to Lease between the Company and BFS, the Company assumed the obligations of BFS under the lease and became the direct tenant and the beneficial owner of the Facility (collectively the "Assignment Transaction"). In connection with the Assignment Transaction, the Sublease was terminated. During the period commencing July 1, 1995 and ending October 31, 1996 the Company paid rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate of the Bonds, among other things. In connection with the Assignment Transaction, the Company obtained the right to acquire the Facility upon expiration of the lease with the NCIDA (the "Lease") and became directly liable to the NCIDA for amounts due thereunder. In connection with the Assignment Transaction, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows:(i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Building, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

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

On April 20, 1995 the Company's wholly owned subsidiary, Sandsport Data Services, Inc. ("Sandsport") amended its $2,000,000 secured revolving credit agreement (the "Credit Agreement") with the Bank, extending the due date to April 20, 1997. Upon maturity, Sandsport may, at its option, convert the then-outstanding principal balance of the advances under the Credit Agreement into a five-year term loan payable in sixty equal monthly principal installments, plus interest at 3/4% above the Bank's prime rate. However, the Company has accepted a commitment from the Bank to restructure the Credit Facility as discussed below. Also, pursuant to the Credit Agreement, on April 20, 1995, a two year loan (the "Term Loan") in the amount of $500,000 was advanced by the Bank to Sandsport (which amount constitutes part of the total credit facility available under the Credit Agreement). The proceeds of the Term
Loan were used to partially repay outstanding advances against the Credit Agreement. The Term Loan is payable in 24 monthly principal installments of $20,834, plus interest at 3/4% above the Bank's prime rate, through April 1997. All of Sandsport's, the Company's and Company's subsidiaries' (the "Group") assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group is prohibited from incurring additional indebtedness except under certain circumstances. In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. No assurance can be given that the Group will be able to meet thee net worth and financial requirements in the future, and/or that the Bank will continue to grant the Group waivers. As of February 28, 1997 there is a balance of $175,000 outstanding on the Credit Facility and $62,486 remaining on the Term Loan.

On February 13, 1997, Sandsport received a commitment from the Bank to restructure the Credit Facility. Such commitment has been accepted by Sandsport as of March 4, 1997. Consummation of the restructuring of such facility is subject to the negotiation, execution and delivery of formal documentation acceptable to Sandsport and the Bank, among other things. It is anticipated that the credit facility will be restructured as described below. However, no assurances can be given in that Sandsport has not fully negotiated the required documentation and it is not known at this time whether or not such documentation will be acceptable to Sandsport or the Bank. In addition, other factors such as proposals from competing financial institutions may be considered. However, management of Sandsport considers it likely that the credit facility will be restructured with the Bank. The restructured facility (the "Restructured Facility") allows Sandsport to borrow up to $3,000,000 and contemplates the satisfaction of the existing facility. Under the Restructured Facility, Sandsport may borrow and reborrow amounts up to $3,000,000. Interest will accrue on amounts outstanding under the Restructured Facility at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Restructured Facility requires Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% percent per annum payable on the unused average daily balance of the Restructured Facility. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Restructured Facility will expire on March 1, 2000. The Restructured Facility is guaranteed by the Company and Sandsport's sister subsidiaries. The collateral for the Restructured Facility will be a first lien on all equipment owned by Sandsport and the guarantors, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of Mr. Brodsky. The Restructured Facility contemplates that the Group will be required to meet certain covenants similar to those described above with regard to the existing Credit Agreement. The Group's guaranty to the Bank, relating to the bonds discussed above, is anticipated to be modified to conform covenants described therein to comply with those in the Restructured Facility.

The Company believes the results of its continued operations, together with the available credit line and Term Loan as well as the proceeds from the recent private offering, should be adequate to fund presently foreseeable working capital requirements.

PART II - OTHER INFORMATION

Item 1  - LEGAL PROCEEDINGS:

MCI Telecommunications Corporation v. Sandata, Inc. The Company received notice of this action on April 10, 1997. Plaintiff commenced this action in the United States District Court for the Eastern District of New York alleging that the Company's SanTrax time and attendance system infringes on certain patent rights allegedly owned by Plaintiff. The Complaint seeks compensatory and treble damages with interest and injunctive relief. The Company believes that its product does not infringe on such patent rights and intends to vigorously defend this action; however, in that the litigation has only recently been commenced, no assurances as to the outcome can be given.

Item 2  - CHANGES IN SECURITIES:

Reference is made to "Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation" for a discussion of the Company's recent private offering to accredited investors.

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



                                                    SANDATA, INC.
                                                    (Registrant)



Date:  April 14 , 1997                       By: /s/ Bert E. Brodsky
                                                 Bert E. Brodsky
                                                 Chairman of the Board
                                                 President, Chief Executive
                                                 Officer,
                                                 Chief Financial Officer







April 14, 1997



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

				Re:   Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending February 28, 1997 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.


Very truly yours,

Linda Scarpantonio
Legal Coordinator