Form 10QSB/A
period 1997-02-28
SANDATA INC
filed 1997-05-29
CIK 755465

INDEX


                                                        Page

PART I-FINANCIAL INFORMATION

Item 1-FINANCIAL STATEMENTS:

CONSOLIDATED CONDENSED BALANCE
SHEETS as of February 28, 1997 (unaudited)
and May 31, 1996                                           3

UNAUDITED CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS for the three and nine
months ended February 28, 1997 and  February 29, 1996      5

UNAUDITED CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS for the nine
months ended February 28, 1997 and February 29, 1996       6

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS                                       7

Item 2      MANAGEMENT'S DISCUSSION AND
            ANALYSIS OR PLAN OF OPERATION                 11

PART II     OTHER INFORMATION                             18

Item 1      LEGAL PROCEEDINGS                             18

Item 2      CHANGES IN SECURITIES

Item 3      DEFAULTS UPON SENIOR SECURITIES

Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

Item 5      OTHER INFORMATION

Item 6      EXHIBITS AND REPORTS ON FORM 8-K


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
                                                 ==========   ===========
          See notes to consolidated condensed financial statements


            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                  FEB. 28,    FEB. 29,   FEB. 28,   FEB. 29,
                                    1997        1996       1997      1996
REVENUES:
Service fees                    $2,810,319  $2,188,151  $7,921,193  6,424,286
Real estate rental income               --      84,290     134,700    203,229
Other income                        69,703      90,030     238,260    208,121
Interest income                      6,475      10,031      11,454     29,728
                                 ---------   ---------   ---------   --------
                                 2,886,497   2,372,502   8,305,607  6,865,364
                                 ---------   ---------   ---------  ---------
COSTS AND EXPENSES:
Service Fees:
Operating                        1,738,617   1,198,900   4,708,979  3,575,432
Selling, general and
Administrative                     604,070     463,250   1,620,253  1,550,188
Depreciation and amortization      331,282     282,603     928,283    743,029
Interest expense                    55,923      56,379     160,860    160,179
                                 ---------   ---------   ---------  ---------
                                 2,729,892   2,001,132   7,418,375  6,028,828
Real Estate:
Operating                               --     125,915     246,894    368,900
Depreciation and amortization           --      45,064      47,302     62,648
Interest expense                        --      88,808     133,918    196,463
Real estate taxes                       --      39,000      71,012     82,000
                                        --     298,787     499,126    710,011
                                 ---------   ---------   ---------  ---------
TOTAL COSTS AND EXPENSES         2,729,892   2,299,919   7,917,501  6,738,839
                                 ---------   ---------   ---------  ---------
Earnings from operations before
  income taxes                     156,605      72,583     388,106    126,525
Income tax expense (benefit)        69,125          --     171,310    (3,138)
                                   -------      ------     -------    -------
NET EARNINGS                       $87,480     $72,583    $216,796    129,663
                                   =======     =======    ========   ========
EARNINGS PER COMMON SHARE            $0.04       $0.06       $0.11      $0.10
                                   -------     -------    --------   --------
Weighted average common shares
  Outstanding                    2,025,868   1,287,757   2,025,868  1,287,757
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
                                            ========             ========

[FN]
<F1>As of July 31, 1995 the Company assumed lease obligations totalling
$4,143,140 as disclosed in the Notes to the Consolidated Condensed Financial Statements in conjunction with the acquisition of a facility.

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

5. STOCKHOLDERS' EQUITY

In October, 1996, the Company commenced a private offering, on a "best efforts
- all or none basis, to raise $1,500,000 by issuing an aggregate of 300,000 shares of Common Stock and five year warrants for the purchase of 150,000 shares of Common Stock, at an exercise price of $7.00 per share. Neither the shares of Common Stock, the warrants, nor the shares of Common Stock underlying the warrants were registered under the Securities Act of 1933, as amended. In February 1997, the Company completed such private offering. The net proceeds received in connection with the sale of 300,000 shares of its common stock were $1,271,985 after payment of expenses related to the offering. Contemporaneously with the execution and delivery by the Company of the letter of intent with regard to such private offering, certain assignees of the placement agent acquired 100,000 shares of the Company's Common Stock at a purchase price of $3.00 per share; the net proceeds from the sale of such 100,000 shares were $260,076.

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

On February 13, 1997, Sandsport received a commitment from the Bank to restructure the Credit Facility. Such commitment has been accepted by Sandsport as of March 4, 1997. Consummation of the restructuring of such facility is subject to the negotiation, execution and delivery of formal documentation acceptable to Sandsport and the Bank, among other things. It is anticipated that the credit facility will be restructured as described below. However, no assurances can be given in that Sandsport has not fully negotiated the required documentation and it is not known at this time whether or not such documentation will be acceptable to Sandsport or the Bank. In addition, other factors such as proposals from competing financial institutions may be considered. However, management of Sandsport considers it likely that the credit facility will be restructured with the Bank. The restructured facility (the "Restructured Facility") allows Sandsport to borrow up to $3,000,000 and contemplates the satisfaction of the existing facility. Under the Restructured Facility, Sandsport may borrow and re-borrow amounts up to $3,000,000. Interest will accrue on amounts outstanding under the Restructured Facility at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate.
The Restructured Facility requires Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% percent per annum payable on the unused average daily balance of the Restructured Facility. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Restructured Facility will expire on March 1, 2000. The Restructured Facility is guaranteed by the Company and Sandsport's sister subsidiaries. The collateral for the Restructured Facility will be a first lien on all equipment owned by Sandsport and the guarantors, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of Mr. Brodsky. The Restructured Facility contemplates that the Group will be required to meet certain covenants similar to those described above with regard to the existing Credit Agreement. The Group's guaranty to the Bank, relating to the bonds discussed above, is anticipated to be modified to conform covenants described therein to comply with those in the Restructured Facility.

The Company believes the results of its continued operations, together with the available credit line and Term Loan as well as the proceeds from the recent private offering, should be adequate to fund presently foreseeable working capital requirements.

On April 10, 1997, the Company received notice that MCI Telecommunications Corp. ("MCI") had commenced an action against it in the United States
District Court for the Eastern District of New York alleging that the Company's Santrax time and attendance system infringes on certain patent rights allegedly owned by plaintiff. The complaint seeks compensatory and treble damages with interest and injunctive relief. The Company intends to vigorously defend this action.
On May 13, 1997, the Company filed an Answer and Counterclaim against MCI (the "Answer"). Among other things, pursuant to the Answer, the Company denies that its product infringes MCI's patent rights and asserts certain affirmative defenses. In addition, the Answer contains a counterclaim challenging the validity of MCI's alleged patent rights.

Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the MCI litigation. In the event that the Company were not to prevail in this litigation the Company could be required to pay significant damages to MCI and could be enjoined from further use of the Santrax system as it presently exists. Although a negative outcome in the MCI litigation would have a material adverse affect on the Company, including, but not limited to, its operations and financial condition, the Company believes that, if it is held that the Company's system infringes MCI's patent rights, the Company would attempt to design a system to replace Santrax or would attempt to negotiate with MCI to utilize its system, although no assurances can be given that the Company would be successful in these attempts.
At the present time, the Company can not assess the possible cost of implementing a new system or obtaining rights from MCI.

Since late 1993, the Company has been engaged from time to time in negotiations relating to the use of MCI's telephone services in connection with the Santrax system. In late 1996, MCI and the Company discussed, among other things, that the Company would pay a lesser per call charge for such services if the Company and MCI agreed that the Company's technology did not violate U.S. Patent 5,255,183 (the "Katz Patent"), which is the subject of the MCI litigation. No such agreement was ever reached.

For the fiscal year ended May 31, 1996 and nine months ended February 28, 1997, approximately 19.8% and 33.4% of the Company's revenues, respectively, were derived from fees associated with the Santrax product.

MCI has advised that it owns two pending patent applications that are related to the Katz Patent. Since those patent applications have not issued to patent and are confidential at the U.S. Patent Office, the Company is unable to determine the scope of any patent applications. In addition, one or both of such applications could be amended by MCI. There can be no assurances that these patent applications, either as originally filed or as amended, will not issue as patents with claims that cover the Santrax system. See
Part II, Item 1 - "Legal Proceedings" for a discussion of pending litigation proceedings.

PART II - OTHER INFORMATION

Item 1  - LEGAL PROCEEDINGS:

MCI Telecommunications Corporation v. Sandata, Inc. On April 10, 1997, the Company received notice that MCI Telecommunications Corp. ("MCI") had commenced an action against it in the United States District Court for the Eastern District of New York alleging that the Company's Santrax time and attendance system infringes on certain patent rights allegedly owned by plaintiff. The complaint seeks compensatory and treble damages with interest and injunctive relief. The Company intends to vigorously defend this action. On May 13, 1997, the Company filed an Answer and Counterclaim against MCI (the
"Answer"). Among other things, pursuant to the Answer, the Company denies that its product infringes MCI's patent rights and asserts certain affirmative defenses. In addition, the Answer contains a counterclaim challenging the validity of MCI's alleged patent rights.

Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the MCI litigation. In the event that the Company were not to prevail in this litigation the Company could be required to pay significant damages to MCI and could be enjoined from further use of the Santrax system as it presently exists. Although a negative outcome in the MCI litigation would have a material adverse affect on the Company, including, but not limited to, its operations and financial condition, the Company believes that, if it is held that the Company's system infringes MCI's patent rights, the Company would attempt to design a system to replace Santrax or would attempt to negotiate with MCI to utilize its system, although no assurances can be given that the Company would be successful in these attempts.
At the present time, the Company can not assess the possible cost of implementing a new system or obtaining rights from MCI.

Since late 1993, the Company has been engaged from time to time in negotiations relating to the use of MCI's telephone services in connection with the Santrax system. In late 1996, MCI and the Company discussed, among other things, that the Company would pay a lesser per call charge for such services if the Company and MCI agreed that the Company's technology did not violate U.S. Patent 5,255,183 (the "Katz Patent"), which is the subject of the MCI litigation. No such agreement was ever reached.

For the fiscal year ended May 31, 1996 and nine months ended February 28, 1997, approximately 19.8% and 33.4% of the Company's revenues, respectively, were derived from fees associated with the Santrax product.

MCI has advised that it owns two pending patent applications that are related to the Katz Patent. Since those patent applications have not issued to patent and are confidential at the U.S. Patent Office, the Company is unable to determine the scope of any patent applications. In addition, one or both of such applications could be amended by MCI. There can be no assurances that these patent applications, either as originally filed or as amended, will not issue as patents with claims that cover the Santrax system.


Item 2  - CHANGES IN SECURITIES:



Reference is made to Part I, Item 2 - "Management's Discussion and Analysis or Plan of Operation" for a discussion of the Company's recent private offering to accredited investors.

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



                                                    SANDATA, INC.
                                                    (Registrant)



Date:  May 28, 1997                       By: /s/ Bert E. Brodsky
                                                 Bert E. Brodsky
                                                 Chairman of the Board
                                                 President, Chief Executive
                                                 Officer,
                                                 Chief Financial Officer







May 28, 1997



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

				Re:   Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB/A for the quarter ending February 28, 1997 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.


Very truly yours,

Linda Scarpantonio

Legal Coordinator
Page 19 of 19