Form 10KSB
period 1997-05-31
SANDATA INC
filed 1997-08-29
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended          May 31, 1997
                          ---------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from     to

Commission file number   0-14401

                                  SANDATA, INC.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                      11-2841799
 (State or Other Jurisdiction of                      (IRS Employer
  Incorporation or Organization)                       Identification No.)

26 Harbor Park Drive, Port Washington, NY                   11050
(Address of Principal Executive Offices)                  (Zip Code)

                                  516-484-9060
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
Title of Each Class                                    on Which Registered





Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)


                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X          No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $11,881,469

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 27, 1997 was $7,084,862.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                   No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of each of the issuer's classes of common equity, as of July 24, 1997 was 1,163,955 shares.

         Transitional Small Business Disclosure Format  (check one):

Yes                   No   X

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business Development

     General

     Sandata, Inc. (the "Company"), through its wholly-owned subsidiaries, is engaged in the business of providing computerized data processing services and custom software and programming services, by utilizing Company-developed software, and software acquired or licensed by the Company, principally to the health care industry, but also to the general commercial market. In addition, the Company provides hardware maintenance of personal computers ("PCs"), printers and networks and training on PC software packages.

     Applications of the Company's software include: a home health care system, computerized preparation of management reports, payroll processing and electronic time card with voice recognition systems. Principal products and services provided by the Company include the Sandsport Home Attendant Reporting Program, data entry services and specialized system development, among others. In addition, the Company provides administration and processing services for an affiliate engaged in the pharmacy prescription benefits management business.

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

Business of Issuer

     Principal Products and Services

     Sandsport Home Attendant Reporting Programs ("SHARP"). The Company, through its wholly-owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), provides computer services to vendor agencies which, pursuant to contracts with the Human Resources Administration ("HRA") of the City of New York, provide home attendant services to the elderly and infirm in New York City. The Federal Government offers this program (the "Home Attendant Program") to participating states and municipalities as an optional part of its Medicaid program. The Federal Government funds a substantial portion of the program and in New York City, the State Department of Social Services and New York City fund the balance of the program. In New York City, the Home Attendant Program is administered by HRA, which sub-contracts with proprietary and not-for-profit agencies ("Vendor Agencies") to provide home attendant services to those in need. HRA refers patients to Vendor Agencies which, in turn, send home attendants to patients' homes to assist in homemaking chores. Vendor Agencies also provide periodic nurse's visits to patients. Vendor Agencies enlist the Company's computer services to provide weekly time sheets, billing, payroll processing and management reports. For the fiscal years ended May 31, 1997 and 1996, approximately $4,516,000 or 40% and $4,531,000 or 51%, respectively, of the Company's total operating revenues were derived from services rendered to Vendor Agencies.

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

     In conjunction with SHARP products, Sandsport has developed an electronic time card which allows the use of voice recognition technology to assist in capturing payroll information known as Sandata(R) SanTrax(TM)for its SHARP clients. SanTrax is an automated timekeeping system designed to monitor home attendants' arrival and departure times when servicing clients in their homes. SanTrax works by incorporating telephone technologies into the attendance reporting process. Caregivers call their agency's own toll-free number to record their arrival and departure from the patient's side; the system automatically and immediately confirms that the assigned caregiver is at the expected place at the expected time for the approved and scheduled duration. This data is used to produce weekly payroll and to automatically prepare reimbursement submissions to first and third party payors. Presently, the system is being utilized by several of the Company's home health care clients, with the Company receiving approximately an aggregate of 400,000 calls per week. Although no assurances can be given, it is anticipated that the SanTrax product can be utilized by other industry applications. For the fiscal years ended May 31, 1997 and 1996, approximately $3,766,000 or 33% and $1,891,000 or 21%, respectively, of the Company's total operating revenues were derived from services rendered relating to SanTrax.

     Data Entry Services. The Company, through Sandsport, provides data entry, editing and data conversion services to various social services, municipal agencies, and the private sector.

     Specialized System Development and Processing. Sandsport designs, implements and supports specialized system applications based upon its analysis of a client's particular need. Sandsport currently provides these services to an affiliate, National Medical Health Card Systems, Inc. ("Health Card"), of which Mr. Brodsky was formerly Chairman of the Board and is a principal shareholder. (See Item 6 - "Management's Discussion and Analysis or Plan of Operation Management's Discussion and Analysis of Financial Condition and Results of
Operations - Overview" and Item 12 - "Certain Relationships and Related Transactions")

     Sandata Home Health*Pro(R). On June 15, 1995, the Company, through its wholly-owned subsidiary, Sandata Home Health Systems, Inc. ("SHHS") granted an exclusive license to an unaffiliated third party to market its Home Health*Pro(R) system ("Health*Pro(R)"). The agreement calls for SHHS to receive commissions on all sales made by the unrelated party. SHHS has the right to revoke this agreement if certain minimum sales targets are not met. In addition, SHHS also granted to such licensee the right to maintain Health*Pro customers as well as the right to develop additional Health*Pro(R) system modules. Under the terms of such agreement, all additions and modifications to the Home Health*Pro(R) software remain the property of SHHS. SHHS and the third party are currently involved in a lawsuit in which the third party is seeking a declaratory judgment that the agreement is terminated and SHHS has interposed affirmative defenses and counterclaims for, among other things, breach of agreement. The minimum sales targets under the agreement have not been met (See
Item 6 "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Prospects for the Future, Trends and Other Events").

     Sanitation Management System. Prior to April 1, 1996, the Company, through its wholly-owned subsidiary, Sandata Spectrum, Inc., marketed Spectrum Solid Waste Management Systems ("Sanitation") pursuant to an exclusive license agreement with P.W. Medical Management, Inc., an affiliate of the Company's Chairman. (See Item 12 - "Certain Relationships and Related Transactions") Sanitation is an integrated software package designed to provide management with information needed for planning and making daily decisions in the waste industry, including management solutions for solid waste, liquid waste, hazardous waste, transfer stations, recycling and landfill operations. The Company sold the right to service its Sanitation customers to a third party buyer as of April 1, 1996 for $18,640, which is payable pursuant to a monthly installment promissory note without interest. Currently $2,329 remains payable under such note. As a condition of the sale, the buyer assumed the Company's obligations under the existing Sanitation software support and maintenance agreements (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Prospects for the Future, Trends and Other Events").

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

     With respect to SanTrax, once a customer has contracted to utilize the service, it is assigned a toll-free number by the Company; calls made to this number are processed directly through the Company's software where reports are then generated to the customer based upon its specific requirements.

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

     Customers

     The Company's customer base is primarily drawn from the health care industry. During the fiscal years 1997 and 1996, the Company derived revenues from a group of customers who are all funded by one governmental agency amounting to approximately $7,905,000 or 70% and $6,218,000 or 69% of total operating revenues, respectively. The Company also derived approximately
$2,171,000 or 19% and $2,014,000 or 22%, respectively, of revenue from Health Card, a related party, for data processing and computer software design services and from the rental of office space. Although the loss of any one of these customers would have a material adverse effect on the Company, the Company believes that its relationships with these customers are good (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview").

     Proprietary Rights

     The Company filed a new United States Trademark application which, when approved, will rename its voice recognition timekeeping system to SanTrax (See
Item 3 - Legal Proceedings).

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

     Research and Development

     The Company incurred approximately $276,000 and $201,000 during the fiscal years 1997 and 1996, respectively, on research and development. The Company incorporates its research and development into its on-going business activities. The Company's employees may develop new software programs and expand or modify existing ones. After determining that a program has reached technological feasibility, the subsequent development costs are capitalized. All other costs are expensed.

     Employees

     The Company and its subsidiaries employ 118 employees, including 107 full-time and 11 part-time employees. The Company believes that its success will depend in part on its ability in a highly competitive environment to attract and retain highly skilled technical, marketing and management personnel.

     The Company considers its employee relations to be satisfactory. The Company is not a party to any collective bargaining agreement.

ITEM 2 - DESCRIPTION OF PROPERTY

     The Company and its subsidiaries currently occupy approximately 28,000 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of the Company's Directors ("BFS"). BFS leases the Facility from the Nassau County Industrial Development Agency (the "NCIDA"), pursuant to a lease (the "Lease"), which was assigned by the Company to BFS in November, 1996, and which expires in December 2005. BFS has the right to become the owner of the Facility upon expiration of the Lease. During the period July 1, 1995 through October 31, 1996, the Company paid rent for the Facility to the NCIDA in the amount of approximately $48,600 per month. The Company pays BFS $48,600 rent per month. BFS also receives rent from other companies, which includes companies affiliated with the Company's Chairman, which occupy space in the Facility. The Company's facilities are adequate for current purposes (See
Item 6 - "Management Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - IDA/SBA Financing" and Item 12 - "Certain Relationships and Related Transactions
- IDA/SBA Financing" for a discussion of the NCIDA and U.S. Small Business Administration financing transactions).

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

     MCI Telecommunications Corporation v. Sandata, Inc. On April 10, 1997, the Company received notice that MCI had commenced an action against it in the United States District

Court for the Eastern District of New York alleging that the Company's SanTrax time and attendance system infringes on certain patent rights allegedly owned by plaintiff. The complaint seeks compensatory and treble damages with interest and injunctive relief. The Company intends to vigorously defend this action. On May 13, 1997, the Company filed its Answer. Among other things, pursuant to the Answer, the Company denies that its product infringes MCI's patent rights and asserts certain affirmative defenses. In addition, the Answer contains a counterclaim challenging the validity of MCI's alleged patent rights.

     Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the MCI litigation. In the event that the Company were not to prevail in this litigation the Company could be required to pay significant damages to MCI and could be enjoined from further use of the SanTrax system as it presently exists. Although a negative outcome in the MCI litigation would have a material adverse affect on the Company, including, but not limited to, its operations and financial condition, the Company believes that, if it is held that the Company's system infringes MCI's patent rights, the Company would attempt to design a system to replace SanTrax or would attempt to negotiate with MCI to utilize its system, although no assurances can be given that the Company would be successful in these attempts. At the present time, the Company cannot assess the possible cost of implementing a new system or obtaining rights from MCI.

     Since late 1993, the Company has been engaged from time to time in negotiations relating to the use of MCI's telephone services in connection with the SanTrax system. In late 1996, MCI and the Company discussed, among other things, that the Company could pay a lesser per call charge for such services if the Company and MCI agreed that the Company's technology did not violate U.S. Patent 5,255,183 (the "Katz Patent"), which is the subject of the MCI litigation. No such agreement was ever reached.

     For the fiscal year ended May 31, 1997, approximately 33% of the Company's revenues, respectively, were derived from fees associated with the SanTrax product.

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

                                                               Bid Prices
                                                         High              Low
Fiscal Year Ended
May 31, 1997
First Quarter                                            $6-1/4         $2-1/4
Second Quarter                                            8-3/4         4
Third Quarter                                                11         7-3/4
Fourth Quarter                                           10-7/8         8-3/4

Fiscal Year Ended
May 31, 1996
First Quarter                                            $1-3/4         $1-3/4
Second Quarter                                            7-1/2         1-3/4
Third Quarter                                             3-1/4          2-1/4
Fourth Quarter                                            3-3/4         1-3/4

Holders

     Management has been advised by its transfer agent (North American Transfer Co.) that the approximate number of holders of record of the Company's Common Stock, as of August 27, 1997 was 1,111.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     As of November 1, 1996, the Company entered into an Assignment and Assumption of and Second Amendment to Lease Agreement among BFS, the Bank and the Company (the "Second Amendment"). In connection with the Second Amendment,
(i) BFS assumed all of the Company's obligations under the Lease with the NCIDA and entered into a sublease (the "Second Sublease") with the Company, as sublessee, for the Facility; and (ii) the Company conveyed to BFS the right to become the owner of the Facility upon expiration of the Lease. In addition, pursuant to the Second Sublease, the Company has assumed certain obligations owed by BFS to the NCIDA under the Lease (See "IDA/SBA Financing" and "Liquidity and Capital Resources" below).

     In February, 1997, the Company successfully consummated a "best efforts - all or none" private offering of an aggregate of 300,000 shares of Common Stock and warrants to purchase 150,000 shares of Common Stock at $7.00 per share, raising net proceeds of $1,256,415 after payment of offering expenses. In connection with the private offering, certain assignees of the placement agent acquired 100,000 shares of Common Stock, which realized an additional $260,076 of net proceeds for the Company. In June 1997, the Company registered for resale, among other shares, the 300,000 shares of Common Stock issued in the private offering. (See "Liquidity and Capital Resources" below).

     On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into a Revolving Credit Agreement (the "Credit Agreement") with the Bank which allows Sandsport to borrow and re-borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate (See "Liquidity and Capital Resources" below).

     On June 19, 1997 the Company announced that it has commenced negotiations for a business combination with Health Card. Health Card advised the Company that (i) it has over 42,000 pharmacies throughout the United States participating in its network; (ii) during its fiscal year ended June 30, 1996, it has added 120,000 covered lives; (iii) since 1995, it has expanded its client base by eighteen (18%) percent; and (iv) during its fiscal year ended June 30, 1996, its pre-tax earnings were $1,039,000 on $57,000,000 in revenues, which included $41,000 in revenues in connection with pharmacy prescription reimbursement services rendered to the Company. For the fiscal years ended 1997 and 1996, the Company derived approximately $2,171,000 or 19% and $2,014,000 or 22% of revenues, respectively, from data processing and computer software design services provided to Health Card and from the rental of office space to Health Card. The Company cannot assure that an agreement for a business combination will be reached, or that if such an agreement is reached that it will be consummated.

     Analysis of Operations

     Fiscal Years ended May 31, 1997 compared with May 31, 1996

     Service fee revenues for fiscal 1997 were $11,312,809, as compared to $8,964,335 for the previous fiscal year, an increase of $2,348,474 or 26%. The increase is largely attributable to revenues derived from SanTrax.

     Real estate rental income was $134,700 for fiscal 1997 as compared to $285,048 for the previous fiscal year.

     The decrease in rental income relating to the operation of the Facility for the year ended May 31, 1997 resulted from the Company's becoming the beneficial owner and lessee of the Facility as of July 31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996 (as described below), whereby the Company became the sublessee of the Facility.

     Other income for the year ended May 31, 1997 was $407,137 as compared to $277,982 for the year ended May 31, 1996. This increase is from the receipt of a one time license fee and the gains realized upon the sale of assets in connection with the following sale/leaseback transactions.

     In June 1996, the Company consummated a sale/leaseback of certain fixed assets (principally furniture, fixtures, computer hardware and equipment) (the "1996 Sale/Leaseback Transaction"). The fixed assets, which had a net book value of approximately $657,000, were sold for $925,000 and concurrently leased back to the Company. The resulting gain of approximately $268,000 was recorded as deferred income and is being recognized over the life of the lease, which is forty-eight (48) months. Approximately $67,000 of deferred gain was recognized for the year ended May 31, 1997.

     In March 1997, the Company entered into a sale/leaseback transaction of certain fixed assets (principally computer hardware and software) (the "1997 Sale/Leaseback Transaction"). The fixed assets, which had a net book value of approximately $874,000 were sold for $981,000 and concurrently leased back to the Company. The resulting gain of approximately $107,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-eight (38) months. Approximately $6,000 of deferred gain was recognized for fiscal 1997. At the time the 1997 Sale/Leaseback Transaction was entered into, the Company assigned the purchase option thereunder to P.W. Capital Corp. ("PWCC"), an affiliate of the Company's Chairman. Subsequent to March 1997, PWCC assigned such purchase option to a third party which is not affiliated with the Company (See Item 12 - "Certain Relationships and Related Transactions").

     Expenses Related to Services

     Operating expenses were $6,884,989 for the year ended May 31, 1997, as compared to $5,038,472 for the year ended May 31, 1996, an increase of $1,846,517 or 37%. Costs associated with the development of SanTrax and its operations including telephone and payroll, in addition to increases in equipment rental payments, were the primary factors for the increase in operating expenses.

     Selling, general and administrative expenses for fiscal 1997 were $2,348,031 compared to $1,988,115 in fiscal 1996, an increase of approximately $359,916 or 18%. The increase is partially due to an increase in payroll and advertising costs primarily related to SanTrax and an increase in legal fees and administrative costs related to Santrax and existing product lines.

     Depreciation and amortization was $1,358,600 for the year ended May 31, 1997, as compared to $1,093,264 for the year ended May 31, 1996, an increase of $265,336 or 24%. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

     Interest expense for fiscal 1997 was $221,042 compared to $216,862 for fiscal 1996, an increase of $4,180 or 2%. The increase is attributable to borrowings against the Company's revolving credit agreement.

     Expenses Related to Real Estate Operations

     Operating expenses were $246,894 for the year ended May 31, 1997, as compared to $472,310 for the year ended May 31, 1996, a decrease of $225,416.

     Interest expense was $133,918 for the year ended May 31, 1997 as compared to $289,629 for the year ended May 31, 1996.

     The decreases in expenses relating to the operation of the Facility for the year ended May 31, 1997 resulted from the Company's becoming the beneficial owner and lessee of the Facility as of July 31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996 (as described below), whereby the Company became the sublessee of the Facility.

     The Company has reported real estate operating expenses only through the period ended November 1, 1996. The Company does not expect to incur any costs in the future.

     Income Tax Expenses

     Income tax expense for fiscal 1997 was $307,000. Income tax benefit for fiscal 1996 was $8,000. The increase in income tax expense is primarily due to an increase in the utilization of net operating loss carryforward in addition to the increase in the deferred tax expense arising from the increase in the book basis over tax basis of fixed assets. The effective tax rates for fiscal 1997 and 1996 were 53.7% and (3.2)%, respectively.

     IDA/SBA Financing

     On June 1, 1994, BFS Sibling Realty, Inc. ("BSRI") formerly known as Brodsky Sibling Realty, Inc., a company affiliated with the Company's Directors, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition of the Company's Facility from the NCIDA, and for renovating and equipping the
Facility. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

     On June 21, 1994 (as of June 1, 1994), the Company and its Chairman guaranteed the full and prompt payment of principal and interest of the Bonds and the Company granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company, as sublessee, entered into a sublease agreement (the "First Sublease") with BSRI, whereby the Company leased the Facility for the conduct of its business and, in consideration therefor, was obligated to make lease payments in at least equal amounts due to satisfy the underlying Bond obligations.

     On July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BSRI, the Company assumed the obligations of BSRI under the lease and became the direct tenant and the beneficial owner of the Facility (collectively the "First Amendment").

In connection with the First Amendment, the First Sublease was terminated. During the period commencing July 1, 1995 and ending October 31, 1996 the Company paid rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate of the Bonds, among other things. In connection with the First Amendment, the Company obtained the right to acquire the Facility upon expiration of the Lease with the NCIDA and became directly liable to the NCIDA for amounts due thereunder. Furthermore, in connection with the First Amendment, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Facility, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

     On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA") (the "SBA Loan"). The entire $750,000 proceeds were used to repay a portion of the Bonds. The Company entered into the First Amendment primarily to satisfy certain requirements of the SBA. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%.

     As of November 1, 1996, the Company entered into the Second Amendment with BFS (which succeeded to the interest of BSRI with respect to the Second Amendment), the NCIDA and the Bank. In connection with the Second Amendment, (i) BFS assumed all of the Company's obligations under the Lease with the NCIDA and entered into the Second Sublease with the Company, as sublessee, for the Facility; and (ii) the Company conveyed to BFS the right to become the owner of the Facility upon expiration of the Lease. In addition, pursuant to the Second Sublease, the Company has assumed certain obligations owed by BFS to the NCIDA under the Lease. BFS has indemnified the Company with respect to certain obligations relative to the Lease and the Second Amendment.

     Liquidity and Capital Resources

     The Company's working capital increased as of May 31, 1997 to $1,548,644, as compared with a deficiency at May 31, 1996 of $852,929.

     The Company has spent approximately $1,941,000 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company does not expect the previous levels of capital expenditures to continue.

     In October, 1996, the Company commenced a private offering, on a "best efforts -all or none" basis, to raise $1,500,000 by issuing an aggregate of 300,000 shares of Common Stock and five year warrants for the purchase of 150,000 shares of Common Stock, at an exercise price of $7.00 per share. In February 1997, the Company completed such private offering. The net proceeds received in connection with the sale of 300,000 shares of its common stock were $1,256,415 after payment of expenses related to the offering. Contemporaneously with the execution and delivery by the Company of the letter of intent with regard to such private offering, certain assignees of the placement agent acquired 100,000 shares of the Company's Common Stock at a purchase price of $3.00 per share; the net proceeds from the sale of such 100,000 shares were $260,076.

     In connection with the closing of such private offering, an affiliate of the placement agent entered into a financial consulting agreement with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants to be exercisable for one year (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share). The warrants issued in such private offering, including those issued to investors as well as the assignees of the placement agent's affiliate, are redeemable by the Company under certain circumstances.

     The proceeds from the 1996 Sale/Leaseback Transaction were used to partially repay outstanding advances against the Company's previous $2,000,000 revolving credit agreement (the "Previous Revolving Credit Agreement"), which was replaced by the Credit Agreement (See "Analysis of Operations" above).

     As discussed in "Overview" and "IDA/SBA Financing" above, in November 1996, in connection with the Second Amendment of the Lease for the Company's Facility, the Company assumed certain obligations of BFS and BFS has indemnified the Company with respect to such assumed obligations.

     The proceeds from the 1997 Sale/Leaseback Transaction were used to repay outstanding advances against the Company's Previous Revolving Credit Agreement and repay notes payable to affiliates (See "Analysis of Operations" above).

     During the fiscal quarter ended February 28, 1997, $118,781 owed to the Company pursuant to a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993), which promissory note evidences the Company's accounts receivable from Compuflight, was deemed by the Company as uncollectible and was charged against an allowance account. In connection with such promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Previous Revolving Credit Agreement with the Bank and which is currently being released. As of May 31, 1997, Compuflight is indebted to the Company in the amount of $12,074, representing accounts receivable.

     On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into the Credit Agreement with the Bank which allows Sandsport to borrow and re-borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement will expire on March 1, 2000. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of Mr. Brodsky. All of the Group assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the Bank was modified to conform covenants to comply with those in the Credit Agreement.

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, under prior agreements with the Bank, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. No assurance can be given that the Group will be able to meet these net worth and financial requirements in the future, and/or that the Bank will continue to grant to the Group waivers. Although in the past the Bank has renewed its loans to the Company when they matured, there can be no assurance that it will continue to do so or that the Company, if the Bank does not renew the loan, will be able to arrange alternative financing on terms satisfactory to it.

     As of May 31, 1997, the outstanding balance on the Credit Agreement with the Bank was $1,000,000.

     The Company believes the results of its continued operations, together with the available Credit Line and proceeds from the recent private offering should be adequate to fund presently foreseeable working capital requirements.

     Prospects for the Future, Trends and Other Events

     The Company is not currently focussing its marketing activities on its Health*Pro(R) and Sanitation products. The Company believes that this will not have any significant adverse impact on the Company's financial condition or results of operations. At any time in the future the Company may decide to re-focus marketing activities on these products (See Item 1 - "Description of Business Business Development - Business of Issuer - Sandata Home Health*Pro(R)" and - "Sanitation Management System").

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

                           (BEGINS ON PAGE F-1 BELOW)

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons are the Directors and executive officers of the Company.

===============================================================================
                                                    Positions and Offices
                                                       Presently Held with
       Name                     Age                       the Company
-------------------------------------------------------------------------------
Bert E. Brodsky                 54             Chairman of the Board, President
                                               and Treasurer
-------------------------------------------------------------------------------
Hugh Freund                     59             Executive Vice President,
                                               Secretary and Director
-------------------------------------------------------------------------------
Gary Stoller                    44             Executive Vice President and
                                               Director
===============================================================================


          Bert E. Brodsky has been Chairman of the Board and Treasurer of the Company since June 1, 1983 and President since December, 1989. From August, 1983, through November, 1984 and from December, 1988 through January, 1991, Mr. Brodsky served as Chairman of the Board of Health Card. From October 1983 through December 1993, Mr. Brodsky served as Chairman of the Board of Compuflight, a provider of computerized flight planning services. Since August 1980, Mr. Brodsky has served as Chairman of the Board of PW, which provides financial and consulting services to physicians. Since 1979, Mr. Brodsky has also served as President of Bert Brodsky Associates, Inc., which provides consulting services.

          Hugh Freund, a founder of the Company, was the Company's President from 1978 to November, 1986, and a Director of the Company since its formation in 1978. Since November 1986, Mr. Freund has served as an Executive Vice President of the Company and Secretary since 1995. Mr. Freund is also President of Sandsport, the Company's wholly-owned health care data processing subsidiary. In addition to managing the Company's operations, Mr. Freund has been responsible for the marketing efforts of the Company.

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

     To the Company's knowledge, based solely upon a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended May 31, 1997, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% shareholders were complied with, except with respect to three Directors, each of whom filed (i) one late report on Form 5, each reporting one transaction, and (ii) three late reports on Form 4, reporting one and two transactions, respectively.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning the compensation of Bert E. Brodsky, the Chairman and Chief Executive Officer of the Company, for the fiscal years ended May 31, 1997, 1996 and 1995, respectively, as well as named executive officers of the Company for the fiscal years ended May 31, 1997, 1996 and 1995. No other person had a total salary and bonus in excess of $100,000 for the fiscal years ended May 31, 1997, 1996 and 1995:

====================================================================================================================================
                                                  Annual Compensation                       Long-Term Compensation

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Awards              Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Other Annual     Restricted    Securities                 All Other
                                                                   Compensa-        Stock       Underlying       LTIP        Com-
                                       Salary         Bonus          tion           Awards       Options/      Payouts   pensation
Name and Principal Position    Year      ($)           ($)            ($)            ($)         SARs (#)        ($)          ($)

-----------------------------------------------------------------------------------------------------------------------------------
Bert E. Brodsky, Chairman of   1997    200,000         -0-        13,374 (1)         -0-          110,000        -0-      20,670 (2)
         the Board
------------------------------------------------------------------------------------------------------------------------------------

Bert E. Brodsky, Chairman of   1996    200,000         -0-        12,259 (1)         -0-          44,000         -0-        20,310
         the Board                                                                                                            (2)
------------------------------------------------------------------------------------------------------------------------------------

Bert E. Brodsky, Chairman of   1995    191,654 (3)     -0-        11,872 (1)         -0-          416,667        -0-         7,448
         the Board                                                                                     (4)                       (2)
------------------------------------------------------------------------------------------------------------------------------------
        Hugh Freund            1997    165,000         -0-            -0-            -0-          90,000         -0-       5,605 (2)
 Executive Vice President,
         Secretary
------------------------------------------------------------------------------------------------------------------------------------
        Hugh Freund            1996    69,808          -0-        15,585 (1)         -0-          36,000         -0-       5,605 (2)
 Executive Vice President,
         Secretary
------------------------------------------------------------------------------------------------------------------------------------
        Hugh Freund            1995      -0-           -0-         7,497 (1)         -0-          36,000         -0-       5,605 (2)
 Executive Vice President,
         Secretary
------------------------------------------------------------------------------------------------------------------------------------
       Gary Stoller            1997     108,302        -0-        22,391 (1)         -0-          50,000         -0-          -0-
 Executive Vice President
------------------------------------------------------------------------------------------------------------------------------------
       Gary Stoller            1996    95,650          -0-        21,756 (1)         -0-          20,000         -0-       1,751 (2)
 Executive Vice President
------------------------------------------------------------------------------------------------------------------------------------
       Gary Stoller            1995    95,650          -0-        14,777 (1)         -0-          40,000         -0-       1,542 (2)
 Executive Vice President
====================================================================================================================================



(1)  Includes   personal   benefits   relating  to  the  use  of  Company-leased
     automobiles provided for business purposes.

(2) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky, Mr. Freund and Mr. Stoller for life insurance policies on their lives, respectively, the benefits of which are payable to their spouses, respectively.

(3)  Includes $163,800 paid to Mr. Brodsky as a consulting fee.

(4) Represents cancellation of 416,667 options and warrants and the issuance of a like number at a lower exercise price.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options to executive officers of the Company, during the fiscal year ended May 31, 1997:



=============================================================================================
                                     Individual Grants

---------------------------------------------------------------------------------------------
                            Number of      Percent of Total
                           Securities        Options/SARs
                           Underlying         Granted to
                          Options/SARs       Employees in      Exercise or     Expiration
         Name                Granted          Fiscal Year       Base Price        Date
                               (#)                (%)             ($/Sh)
---------------------------------------------------------------------------------------------
   Bert E. Brodsky           110,000              44               2.61          6/19/01
=============================================================================================
     Hugh Freund             90,000               36               2.61          6/19/01
=============================================================================================
     Gary Stoller            50,000               20               2.61          6/19/01
=============================================================================================


Aggregated Option/SAR Exercise in Last Fiscal Year and
Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of unexercised options and warrants held by executive officers of the Company, for the fiscal year ended May 31, 1997:


==================================================================================================================
                      Shares       Value Realized   Number of Securities Underlying Value of Unexercised in-the-
                    Acquired on          ($)           Unexercised Options and      Money Options and Warrants at
      Name          Exercise(#)                      Warrants at May 31, 1997(#)          May 31, 1997($)
                                                      Exercisable/Unexercisable      Exercisable/Unexercisable

------------------------------------------------------------------------------------------------------------------
    Bert E.             -0-              -0-                  732,667/0                     5,552,490/0
    Brodsky
------------------------------------------------------------------------------------------------------------------
  Hugh Freund           -0-              -0-                  205,000/0                     1,448,120/0
------------------------------------------------------------------------------------------------------------------
  Gary Stoller          -0-              -0-                  156,667/0                     1,130,536/0
==================================================================================================================



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

     Effective February 1, 1997, the Company and Mr. Brodsky entered into the Brodsky Employment Agreement providing for, among other things, compensation at the annual rate of $500,000 plus such bonuses or additional compensation that the Board of Directors of the Company may, on the basis of improvements in the Company's performance or other reasonable criteria, deem appropriate. During the 5 year term of the Brodsky Employment Agreement, the employee shall also be provided with a full-time use of a Company automobile, six (6) weeks paid vacation annually and group medical insurance and other benefits or programs which the Company establishes or is made available to its employees.

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

====================================================================================================================================
 Name of Director and Name
 and Address of Beneficial                                                         Approximate Percentage
     Owner                                  Number of Shares                       of Outstanding Shares
------------------------------------------------------------------------------------------------------------------------------------
Bert E. Brodsky
26 Harbor Park Drive
Port Washington, NY                              955,809  (1)                               50.4%  (1)
------------------------------------------------------------------------------------------------------------------------------------
Hugh Freund
26 Harbor Park Drive
Port Washington, NY                              323,493  (2)                               23.6%  (2)
------------------------------------------------------------------------------------------------------------------------------------
Gary Stoller
26 Harbor Park Drive
Port Washington, NY                              257,786  (3)                               19.5%  (3)
------------------------------------------------------------------------------------------------------------------------------------
Steven N. Bronson                           136,950 (4)                                     10.5%
201 South Biscayne Blvd.
Suite 2950
Miami, FL 33131
-----------------------------------------------------------------------------------------------------------------------------------
James S. Cassel                                79,100 (5)                                   6.4%
201 South Biscayne Blvd.
Suite 2950
Miami, FL 33131
-----------------------------------------------------------------------------------------------------------------------------------
Private Opportunity                           71,593 (6)                                    5.7%
Partners II, Ltd. Fl
Limited Partnership
201 South Biscayne Blvd.
Suite 2950
Miami, FL 33131

All executive officers and
Directors as a group (3 persons)
                                              1,537,088 (1)(2)(3)                           68.1%  (1)(2)(3)

====================================================================================================================================


(1) Includes 50,000 shares of Common Stock owned by Mr. Brodsky's wife. Includes presently exercisable options to purchase 74,000 shares of Common Stock at $1.79 per share under the Incentive Plan; includes presently exercisable options to purchase 44,000 shares of Common Stock at $1.51 per share under the 1995 Plan; includes presently exercisable options to purchase 44,000 shares of Common Stock at $2.34 per share under the 1995 Plan; includes presently exercisable options to purchase 60,667 shares of Common Stock at $1.38 per share under the Non-Qualified Plan; includes presently exercisable options to purchase 110,000 shares of Common Stock at $2.61 per share under the 1995 Plan; includes presently exercisable warrants to purchase 400,000 shares of Common Stock at $1.38 per share under a Warrant Agreement which expires in August, 2001; includes 68,352 shares of the Company's Common Stock owned by the trusts established for the benefit of Mr. Brodsky's four children, of which Mr. Brodsky is a trustee.

(2) Excludes 8,000 shares of Common Stock owned by Mr. Freund's adult children. Excludes 4,000 shares of Common Stock and presently exercisable options to purchase (i) 43,000 shares of Common Stock at $1.79 per share under the Incentive Plan, (ii) 18,000 shares of Common Stock at $1.38 per share under the 1995 Plan and (iii) 18,000 shares of Common Stock at $1.38 per share under the Non-Qualified Plan owned by Mr. Freund's wife. As set forth in Mr. Freund's Schedule 13G, filed with the SEC on February 9, 1997, Mr. Freund disclaims any beneficial interest in, or voting or dispositive control over, such shares. Includes presently exercisable options to purchase 43,000 shares of Common Stock at $1.79 per share under the Incentive Plan; includes presently exercisable options to purchase 18,000 shares of Common Stock at $1.51 per share under the 1995 Plan; includes presently exercisable options to purchase 36,000 shares of Common Stock at $2.34 per share under the 1995 Plan; includes presently exercisable options to purchase 18,000 shares of Common Stock at $1.38 per share under the Non-Qualified Plan; includes presently exercisable options to purchase 90,000 shares of Common Stock at $2.61 per share under the 1995 Plan.

(3) Includes presently exercisable options to purchase 46,667 shares of Common Stock at $1.79 per share under the Incentive Plan; includes presently exercisable options to purchase 20,000 shares of Common Stock at $1.51 per share under the 1995 Plan; includes presently exercisable options to purchase 20,000 shares of Common Stock at $2.34 per share under the 1995 Plan; includes presently exercisable options to purchase 20,000 shares of Common Stock at $1.38 per share under the Non-Qualified Plan; includes presently exercisable options to purchase 50,000 shares of Common Stock at $2.61 per share under the 1995 Plan. Includes 13,000 shares of Common Stock owned by trusts established for the benefit of Mr. Stoller's children of which Mr. Stoller is the trustee.

(4) Includes 50,600 shares issuable upon the exercise of currently exercisable warrants, which expire on December 22, 1997, at $5.00 per share and 34,600 shares issuable upon the exercise of currently exercisable warrants, which expire on December 22, 1998, at $7.00 per share. Excludes 71,593 shares beneficially owned by Private Opportunity Partners II, L.P., a Florida limited partnership ("POP"). Mr. Bronson is the President of the corporate general partner of POP. Mr. Bronson has advised the Company that he disclaims beneficial ownership of the shares beneficially owned by POP.

(5) Includes 30,800 shares issuable upon the exercise of currently exercisable warrants, which expire on December 22, 1997, at $5.00 per share and 20,800 shares issuable upon the exercise of currently exercisable warrants, which expire on December 22, 1998, at $5.00 per share. Excludes 4,000 shares beneficially owned by Mr. Cassel's children. Mr. Cassel has advised the Company that he disclaims beneficial ownership of the shares beneficially owned by his children.

(6) Includes 23,750 shares issuable upon the exercise of currently exercisable options, which expire on December 22, 2001, and 343 shares owned by the corporate general partner of POP.





ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     IDA/SBA Financing

     Reference is hereby made to Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - IDA/SBA Financing" for a discussion of an industrial development revenue bond and SBA financing transactions among the Company, BSRI, BFS (as successor to BSRI's interest in such transactions), the NCIDA, the SBA and the Bank.

     Advances and Loans to Affiliates

     In January 1997 the Company advanced certain fees on behalf of Bert Brodsky, Hugh Freund, Gary Stoller, Leland H. Freund and Emily B. Freund (collectively, the "Proponents") arising from a 1994 proposal by the Proponents to take the Company "private" for purposes of the Federal Securities Laws which they subsequently withdrew. These fees were repaid by the Proponents in August 1997.

     On May 1, 1995, the due date of a promissory note in the principal amount of $490,000 payable to Mr. Brodsky to the Company, together with interest at the prime rate of interest plus 1-1/4%, was extended to October 31, 1995. (Such promissory note represented the then principal amount remaining on a $1,000,000 loan by the Company to Mr. Brodsky in July 1992.) On July 31, 1995, Mr. Brodsky, as a result of the assignment of the Lease with the NCIDA from BFS to the Company in connection with the First Amendment, repaid $129,000. The remaining balance of the note receivable was repaid by Mr. Brodsky during the quarter ended February 29, 1996.

     Compuflight Promissory Note

     During the fiscal quarter ended February 28, 1997, $118,781 owed to the Company pursuant to a promissory note from Compuflight, a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993), which promissory note evidences the Company's accounts receivable from Compuflight, was deemed by the Company as uncollectible and was charged against an allowance account. In connection with such promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Previously Revolving Credit Agreement with the Bank and which is currently being released. As of May 31, 1997, Compuflight is indebted to the Company in the amount of $12,074, representing accounts receivable.

     Sale/Leaseback Transaction

     In March 1997, Sandsport assigned its $200,000 option to purchase the assets leased pursuant to the 1997 Sale/Leaseback Transaction to PWCC, an affiliate of the Company's Chairman. PWCC acquired the purchase option in consideration for posting a letter of credit to secure the purchase option obligation. Subsequent to March 1997, PWCC assigned the purchase option to a third party which is not affiliated with the Company (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Operations").

     Revolving Credit Agreement

     On April 18, 1997, the Company's wholly owned subsidiary, Sandsport entered into the Credit Agreement with the Bank which allows Sandsport to borrow and re-borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement will expire on March 1, 2000. The indebtedness under the Credit Agreement is guaranteed by the Group. The collateral for the facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of Mr. Brodsky. All of the Group assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the Bank was modified to conform covenants to comply with those in the Credit Agreement.

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, under prior agreements with the Bank, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. No assurance can be given that the Group will be able to meet these net worth and financial requirements in the future, and/or that the Bank will continue to grant to the Group waivers. Although in the past the Bank has renewed its loans to the Company when they matured, there can be no assurance that it will continue to do so or that the Company, if the Bank does not renew the loan, will be able to arrange alternative financing on terms satisfactory to it.

     Registration Statement

     On June 3, 1997 the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3 (the "Registration Statement") which covered, among other things, the reoffer of 820,213 shares of common stock beneficially owned by Bert Brodsky, 255,696 shares of common stock beneficially owned by Hugh Freund and 162,231 shares of common stock beneficially owned by Gary Stoller (See Item 11 - Security Ownership of Certain Beneficial Owners and Management).

     Health Card

     The Company derives revenue from Health Card, a company affiliated with the Company's Chairman of the Board, principally for computer software design services. The revenues generated from Health Card amounted to approximately $2,171,000 and $2,014,000 for the years ended May 31, 1997 and 1996, respectively. Included in the current year revenues are billings of approximately $1,781,000 for computer software design services. Subsequent to May 31, 1997, the Company received $708,000 from Health Card in full payment of amounts due, which totalled $708,000 at May 31, 1997.

     Reference is hereby made to Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of the commencement of negotiations for a business combination between Health Card and the Company.

     Equipment Leases

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

     4(E) "504" Note dated August 11, 1995 from the Long Island Development Corporation to Sandata, Inc. (1)

     4(F) Nassau County Industrial Development Agency Industrial Development Revenue Bonds (1994 Brodsky Silbing Realty Inc. Project) Assumption and Amendment of Certain Agreements dated November 1, 1996

     4(G) Revolving Credit Agreement dated as of April 18, 1997 by and among Sandsport Data Services, Inc. and Marine Midland Bank

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

     10(I) Amendment to 1986 Non- Qualified Stock Option Plan dated April 4, 1989 (1)

     10(J)     1995 Stock Option Plan (1)

     10(K)     Common Stock Purchase Warrants as issued to Bert E. Brodsky (1)

     10(L)     Deferred   Compensation  Plan  dated  May  1,  1992  between  the
               Registrant and Bert E. Brodsky (1)

     10(M) Form of agreement between Sandsport Data Services, Inc. and vendor agency (2)

     10(N) Form of agreement between Sandsport Data Services, Inc. and vendor agency (2)

     10(O)     Form of Subscription Agreement dated December 23, 1996 (2)

     10(P)     Form of Subscript on Agreement dated September 12, 1996 (2)

     10(Q)     Form of Common Stock Purchase Warrant ($5.00 Exercise Price) (2)

     10(R)     Form of Common Stock Purchase Warrant ($7.00 Exercise Price) (2)

     10(S)     Form of Redeemable Common Stock Purchase Warrant (2)

     10(T)     Employment   Agreement   dated   February  1,  1997  between  the
               Registrant and Bert E. Brodsky

     16        Letter re Change in Certifying Accountant (1)

     21        Subsidiaries of Registrant (2)

     23         Consent of Accountants

     27         Financial Data Schedule (for electronic filing)
---------------------------

(1) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Report on Form 10- KSB for the fiscal year ended May 31, 1995.

(2) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to Amendment No. 1 to Form S-3 Registration Statement as filed with the Securities and Exchange Commission on May 27, 1997.

          (b) Reports on Form 8-K

          The Company filed one Current Report on Form 8-K as follows:

                                           Date of Event:  June 19, 1997
                                           Items Reported:  Item 5 and Item 7
                                           Financial Statements:  Not Applicable

                                  SANDATA, INC.

                     FINANCIAL STATEMENTS COMPRISING ITEM 7

                            OF REPORT ON FORM 10-KSB

                      TO SECURITIES AND EXCHANGE COMMISSION

                             YEAR ENDED MAY 31, 1997


                         Sandata, Inc. and Subsidiaries



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page

Reports of Independent Certified Public Accountants                                                         F-2

Financial Statements

         Consolidated Balance Sheets as of May 31, 1997 and 1996                                         F-3 - F-4

         Consolidated Statements of Income for the years ended
                  May 31, 1997 and 1996                                                                     F-5

         Consolidated Statements of Shareholders' Equity for the years
                  ended May 31, 1997 and 1996                                                               F-6

         Consolidated Statements of Cash Flows for the years ended
                  May 31, 1997 and 1996                                                                     F-7

         Notes to Consolidated Financial Statements                                                     F-8 - F-22



                                       F-1

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
of Sandata, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sandata, Inc. and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As more fully described in the Notes to the consolidated financial statements, the Company had certain transactions with companies affiliated with the Company's Officers and Chairman of the Board.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandata, Inc. and Subsidiaries as of May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Marcum & Kleigman LLP

Woodbury, New York
August 13, 1997


                         Sandata, Inc. and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS

                                     May 31,


                               ASSETS                                                       1997                     1996
                                                                                            ----                     ----


CURRENT ASSETS
       Cash and cash equivalents                                                         $1,200,014                $  368,400
       Accounts receivable, net of allowance for doubtful accounts
           of $331,000 and $350,000 at 1997 and 1996, respectively                        1,254,589                 1,180,905
       Receivables from affiliates                                                          949,906                   190,635
       Receivable from former affiliate                                                      12,074                    26,258
       Note receivable from former affiliate, net of allowance for
         doubtful accounts of $119,000 in 1996                                                  ---                    77,100
       Notes receivable - officers                                                          102,867                   102,867
       Inventories                                                                           16,335                    27,972
       Prepaid expenses and other current assets                                            212,114                   172,897
                                                                                            -------                   -------

                  Total Current Assets                                                    3,747,899                 2,147,034

FIXED ASSETS, NET                                                                         5,279,512                 9,399,625

OTHER ASSETS
       Note receivable                                                                      100,000                        --
       Cash surrender value of officer's life insurance, security
           deposits and other                                                               411,137                   410,683
                                                                                       ------------            --------------

                  Total Assets                                                           $9,538,548               $11,957,342
                                                                                         ==========               ===========








                 See notes to consolidated financial statements


                         Sandata, Inc. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (Continued)

                                     May 31,

                  LIABILITIES AND SHAREHOLDERS' EQUITY                                      1997                     1996
                                                                                            ----                     ----

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                             $1,691,456              $1,022,058
       Current portion of long-term debt                                                    267,864                 768,354
       Note payable - affiliate                                                                 -0-               1,000,000
       Deferred/unearned revenue                                                              2,733                   4,299
       Deferred income                                                                      237,202                 205,252
                                                                                            -------            ------------

                  Total Current Liabilities                                               2,199,255               2,999,963

LONG-TERM DEBT                                                                            1,034,201               4,322,234

NOTES PAYABLE - AFFILIATES                                                                      -0-                 462,000

DEFERRED INCOME                                                                             243,305                 177,530

DEFERRED INCOME TAXES                                                                       370,000                  83,000
                                                                                            -------            ------------

                  Total Liabilities                                                       3,846,761               8,044,727

                                                                                          ---------               ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common stock;  par value $.001;  authorized  3,000,000 shares in 1997 and
          1996,  1,216,727  and 816,727  issued in 1997 and 1996,  respectively;
          1,163,955 and 763,955 shares outstanding in 1997
          and 1996, respectively                                                              1,216                     816
       Additional paid in capital                                                         2,795,801               1,279,710
       Retained earnings                                                                  3,031,656               2,768,975
                                                                                          ---------               ---------
                                                                                          5,828,673               4,049,501

       Less Treasury stock - at cost (52,772 shares in 1997 and 1996)                      (136,886)               (136,886)
                                                                                   ----------------               ---------

                  Total Shareholders' Equity                                              5,691,787               3,912,615
                                                                                          ---------               ---------

                  Total Liabilities and Shareholders' Equity                             $9,538,548             $11,957,342
                                                                                         ==========             ===========


                 See notes to consolidated financial statements


                                               Sandata, Inc. and Subsidiaries

                                              CONSOLIDATED STATEMENTS OF INCOME

                                                     Years ended May 31,

                                                                                            1997                     1996
                                                                                            ----                     ----

REVENUES:

       Service fees                                                                     $11,312,809                $8,964,335
       Real estate rental income                                                            134,700                   285,048
       Other income                                                                         407,137                   277,982
       Interest income                                                                       26,823                    34,858
                                                                                      -------------            --------------
                                                                                         11,881,469                 9,562,223
                                                                                         ----------                 ---------
COSTS AND EXPENSES:
       Service Fees:
           Operating                                                                      6,884,989                 5,038,472
           Selling, general and administrative                                            2,348,031                 1,988,115
           Depreciation and amortization                                                  1,358,600                 1,093,264
           Interest expense                                                                 221,042                   216,862
                                                                                      -------------            --------------
                                                                                         10,812,662                 8,336,713
                                                                                         ----------                 ---------
       Real Estate:
           Operating                                                                        246,894                   472,310
           Depreciation and amortization                                                     47,302                    88,779
           Interest expense                                                                 133,918                   289,629
           Real estate taxes                                                                 71,012                   123,299
                                                                                       ------------                   -------
                                                                                            499,126                   974,017
                                                                                         ----------                 ---------

TOTAL COSTS AND EXPENSES                                                                 11,311,788                 9,310,730
                                                                                         ----------                 ---------

Earnings from operations before income taxes                                                569,681                   251,493

       Income tax expense (benefit)                                                         307,000                   (8,000)
                                                                                      -------------            --------------

NET EARNINGS                                                                          $     262,681           $       259,493
                                                                                       ============              ============

EARNINGS PER COMMON SHARE                                                             $        0.16           $          0.16

Weighted average common shares outstanding                                                2,263,589                 1,586,423
                                                                                          =========            ==============





                 See notes to consolidated financial statements


                                               Sandata, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Years ended May 31, 1997 and 1996

                                                                   Additional
                                Common            Stock             Paid-in             Retained            Treasury
                                Shares           Amount             Capital             Earnings             Stock          Total

Balance at June 1, 1996        816,727            $816             $1,279,710         $2,509,482         $(136,886)      $3,653,122
Net earnings                       ---             ---                    ---            259,493                ---         259,493
                           -----------
Balance at May 31, 1996        816,727             816              1,279,710          2,768,975          (136,886)       3,912,615
Sale of common stock in
connection with private
offering                       400,000             400              1,516,091                ---                ---       1,516,491
Net earnings                      ---              ---                    ---            262,681                ---         262,681
                           -----------
Balance at May 31, 1997      1,216,727          $1,216             $2,795,801         $3,031,656         $(136,886)      $5,691,787







                 See notes to consolidated financial statements



                         Sandata, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years ended May 31,
                                                                                           1997                   1996
                                                                                           ----                   ----
Cash flows from operating activities:
    Net earnings                                                                       $  262,681            $  259,493
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                                                  1,405,902             1,182,043
         (Gain) on disposal of fixed assets                                             (375,714)              (242,552)
         (Gain) on Transfer of Facility                                                  (15,586)                     --
         Provision for losses on accounts receivable                                     (19,481)                45,516
         (Decrease) increase in deferred income                                         (277,989)              (209,233)
         Recognition of deferred revenue                                                 (19,300)               (91,886)
         Deferred tax provision (benefit)                                                 287,000               (57,444)
           (Increase) decrease in operating assets
                Accounts receivable                                                      (54,203)              (441,613)
                Receivables from affiliates                                             (759,271)               868,122
                Receivable from former affiliate                                           14,184                51,201
                Inventories                                                                11,637                (1,750)
                Prepaid expenses and other current assets                                (39,217)               (84,744)
                Income taxes receivable                                                        --                66,000
                Other assets                                                                (454)               (82,917)
         Increase (decrease) in operating liabilities
                Accounts payable and accrued expenses                                     669,396               420,952
                Deferred revenue                                                           17,734                61,434
                Deferred income                                                           375,714               242,552
                                                                                          -------          ------------
           Net cash provided by operating activities                                    1,483,033             1,985,174
                                                                                        ---------          ------------
Cash flows from investing activities:
         Purchases of fixed assets                                                    (1,941,372)            (3,457,703)
         Proceeds from sale/leaseback transactions                                      1,906,000               825,935
         Issuance of notes receivable                                                   (100,000)                    --
         Collection of note receivable - officer                                               --               150,000
         Collection of note receivable - former affiliate                                 77,100                221,099
         Advances to affiliates                                                                --                61,000
                                                                                     ------------          ------------
           Net cash used in investing activities                                         (58,272)            (2,199,669)
                                                                                     ------------          -------------
Cash flows from financing activities:
         Proceeds from private placement offering                                       1,516,491                    --
         Proceeds from term loans                                                              --               979,166
         Principal payments on term loans                                               (609,638)            (1,319,718)
         Proceeds from line of credit                                                   3,750,000             1,500,000
         Principal payments on line of credit                                          (3,788,000)           (2,141,166)
         Proceeds from notes payable - affiliates                                       3,010,000             1,462,000
         Principl payments on notes payable - affiliates                               (4,472,000)                  --
                                                                                    -------------          -----------
           Net cash (used in) provided by financing activities                           (593,147)             480,282
                                                                                     ------------         -------------
           INCREASE IN CASH AND CASH EQUIVALENTS                                          831,614              265,787
Cash and cash equivalents at beginning of year                                            368,400              102,613
                                                                                     ------------          ------------
Cash and cash equivalents at end of year                                               $1,200,014             $368,400
                                                                                       ==========          ============

Supplemental Disclosure of Noncash Investing and Financing Activities:
As of July 31, 1995 the Company assumed lease obligations totalling $4,143,140 as disclosed in the Notes to the Consolidated Financial Statements in conjunction with the acquisition of a facility.As of November 1, 1996 a company affiliated with the Directors of the Company assumed certain lease obligations relative to the transfer of a facility in the amount of $3,140,884 as disclosed in the Notes to the Consolidated Financial Statements.

                 See notes to consolidated financial statements

                         Sandata, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation

     The consolidated financial statements include the accounts of Sandata, Inc. and its wholly owned subsidiaries: Sandsport Data Services, Inc., Sandata Home Health Systems, Inc., Sandata Spectrum, Inc., SanTrax Systems, Inc., SanTrax Productivity, Inc. and Sandata Inteck, Inc. SanTrax Productivity, Inc. and Sandata Inteck, Inc. are inactive subsidiaries. All significant
     intercompany   accounts   and   transactions   have  been   eliminated   in
     consolidation.

     b. Nature of Business and Economic Dependency

     Sandata, Inc. and Subsidiaries (the "Company") are primarily engaged in the business of providing computerized data processing services and custom software and programming services using Company-developed and licensed software principally to the healthcare industry. The Company primarily operates in the New York metropolitan area. During fiscal years 1997 and 1996, the Company received revenues from a group of customers who are all funded by one governmental agency, amounting to approximately $7,905,000 and $6,218,000, respectively.

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

     e. Software Costs

     The company capitalizes software development costs from the point in time where technological feasibility has been established until the computer software product is available to be sold. The Company's amortization is computed on a straight line basis over a five year period, which represents the estimated use for life of the software. The Company matches its software amortization against its respective product revenue, which is reported on a product by product basis.

     f. Inventories

     Inventories, consisting of computer hardware and peripherals held for resale, are stated at the lower of cost or market; cost is determined using the specific identification method.

     g. Net Earnings Per Common Share

     Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Earnings per common share for the fiscal years 1997 and 1996 includes the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the modified treasury stock method included in the calculation of earnings per common share for the years ended May 31, 1997 and 1996 was 1,341,301 and 822,468, respectively.

     h. Revenue Recognition

     The Company recognizes revenues and direct costs as the contractual service is rendered and the expense associated with such service is incurred. Revenues from hardware and software maintenance contracts are deferred and recognized over the life of the contracts.

     i. Statement of Cash Flows

     The Company paid income taxes of approximately $7,000 and $4,000 and interest of approximately $355,000 and $506,000 for the years ended May 31, 1997 and 1996, respectively.

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

     k. Cash

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of May 31, 1997.



NOTE 1 - (Continued)

     l. Fair Value of Financial Instruments

     The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has long-term debt which it believes is stated at estimated fair market value.

NOTE 2 - FIXED ASSETS

     Fixed assets consist of the following:

                                                                  Useful                                May 31,
                                                                   Life                       1997                      1996
                                                                  ------                       ----                      ----
         Computer equipment and software costs                    5 years                $7,484,857                $7,622,391
         Furniture, fixtures and automobiles                    4-7 years                   299,138                   289,218
         Leasehold improvements                                  10 years                 2,421,036                   726,737
         Building and improvements                               39 years                        --                 4,085,620
         Land                                                                                    --                   791,280
                                                                                       ------------               -----------
                                                                                        $10,205,031               $13,515,246
         Less accumulated depreciation and amortization                                   4,925,519                 4,115,621
                                                                                         ---------                  ---------
                                                                                         $5,279,512                $9,399,625
                                                                                         ==========                ==========


     Depreciation and amortization expense relating to fixed assets (other than software costs) amounted to approximately $642,000 and $673,000 in 1997 and 1996, respectively.

     The cost of assets under capital leases and accumulated amortization on these assets amounted to $4,876,900 and $88,779, respectively, at May 31, 1996.

     Unamortized software costs amounted to approximately $2,252,000 and $1,890,000 at May 31, 1997 and 1996, respectively. Amortization expense for these costs totaled approximately $764,000 and $509,000 in 1997 and 1996, respectively.

     Research and development expenses amounted to approximately $276,000 and $201,000 in 1997 and 1996, respectively.

NOTE 3 - DEBT

     Credit Agreement

     On April 20, 1995, the Company entered into a $2,000,000 secured revolving credit agreement (the "Previous Revolving Credit Agreement") and a two-year term loan (the "Term Loan") in the amount of $500,000 with a bank (the "Bank"), which expired in April 1997. The Previous Revolving Credit Agreement provided for the payment of the outstanding balance in sixty (60) equal monthly principal installments plus interest at 3/4%


NOTE 3 - (Continued)

     above the Bank's prime rate. The term loan was payable in twenty-four (24) monthly installments of $20,834 plus interest at3/4% above the Bank's prime rate, through April 1, 1997.

     On April 18, 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with the Bank and the credit limit was increased to $3,000,000. The unpaid balance bears interest at either the Bank's prime rate or the adjusted LIBOR rate, as defined in the Credit Agreement, and will be paid quarterly. The Company is required to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and secured by all the assets of the Company. The collateral for the facility is a first lien on all equipment owned by the Company as well as a collateral assignment of $2,000,000 of life insurance payable on the life of a key officer of the Company. In addition, the Company is required to maintain certain financial and restrictive covenants. The Credit Agreement will mature on March 1, 2000, at which time the outstanding principal balance will be due and payable. As of May 31, 1997, the outstanding balance of the Credit Agreement with the Bank was $1,000,000.

     NCIDA Borrowing and SBA Loan

     On June 1, 1994, BFS Sibling Realty Inc., formerly known as Brodsky Sibling Realty, Inc., an affiliate of the Company's Directors ("BSRI") borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's office space located at 26 Harbor Park Drive, Port Washington, New York (the "Facility") from the Nassau County Industrial Development Agency (the "NCIDA"). These Bonds were subsequently purchased by the Bank. The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

     On June 21, 1994 (as of June 1, 1994), the Company and its Chairman guaranteed the full and prompt payment of principal and interest of the Bonds and the Company granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company entered into a lease agreement (the "First Sublease") with BSRI, whereby the Company, as sublessee, leased the Facility for the



NOTE 3 - (Continued)

     conduct of its business and, in consideration therefor, was obligated to make lease payments that at least equal amounts due to satisfy the underlying Bond obligations.

     On July 31, 1995, by an Assignment and Assumption and First Amendment to Lease between the Company and BSRI, the Company assumed the obligations of BSRI under the lease and became the direct tenant and the beneficial owner of the Facility (collectively the "First Amendment"). In connection with the First Amendment, the First Sublease was terminated. During the period commencing July 1, 1995 and ending October 31, 1996 the Company paid rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate of the Bonds, among other things. In connection with the First Amendment, the Company obtained the right to acquire the Facility upon expiration of the lease with the NCIDA (the "Lease") and became directly liable to the NCIDA for amounts due thereunder. In connection with the First Amendment , the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Facility, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman. At May 31, 1997, $302,065 was owed to affiliates of the Company's Chairman.

     On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA") (the "SBA Loan"). The entire $750,000 proceeds were used to repay a portion of the Bonds. The Company entered into the First Amendment primarily to satisfy certain requirements of the SBA. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%.

     As of November 1, 1996, the Company entered into the Second Amendment to Lease Agreement among BFS Realty, LLC, an affiliate of the Company's Directors ("BFS") (as successor to BSRI's interest in the transaction) with the Bank and the Company (the "Second Amendment"). In connection with the Second Amendment, (i) BFS assumed all of the Company's obligations under the Lease with the NCIDA and entered into a sublease (the "Second Sublease") with the Company, as sublessee, for the Facility; and (ii) the Company conveyed to BFS the right to become the owner of the Facility upon expiration of the Lease. In addition, pursuant to the Second Sublease, the Company has assumed certain obligations owed by BFS to the NCIDA under the Lease. BFS has indemnified the Company with respect to certain obligations relative to the Lease and the Second Amendment.

     As a result of the Second Amendment and related transactions discussed above, the Company reduced its fixed assets, consisting of land, building and improvement costs, by the amount of the cost thereof, net of accumulated depreciation, in the amount of $3,125,298 and reduced


NOTE 3 - (Continued)

     its long term debt by $3,140,884, which was assumed by BFS; the net difference was recorded as other income in the financial statements.

     Amounts owed to affiliates of the Company's Chairman in connection with the construction and improvements were not assumed by the BFS. The Company and its Chairman have guaranteed the above obligation to the SBA and NCIDA in connection with the foregoing.

         Maturities of long term debt at May 31, 1997 are as follows:
                                                                  Principal
         Year ending May 31,                                     Repayments
             1998                                                $  267,864
             1999                                                    34,201
             2000                                                 1,000,000

                                                                 $1,302,065
                                                                  ----------

NOTE 4 - NOTES PAYABLE - AFFILIATES

     The note payable - affiliate which is evidenced by a note represents amounts borrowed from a company affiliated with the Company's Chairman. The demand note, which is non-interest bearing, was repaid by the Company during the fiscal year ended May 31, 1997.

     The notes payable - affiliates represents amounts borrowed from two companies affiliated with the Company's Chairman. The notes bear interest at prime plus 3/4% and are due December 2000 and May 2001, respectively. The notes were repaid by the Company during the fiscal year ended May 31, 1997.

NOTE 5 - INCOME TAXES

The income tax expense (benefit) is comprised of the following:

                                                           Year ended May 31,
                                                         1997          1996
         Current
                  Federal                               $3,000      $(98,000)
                  State                                 17,000         8,000

         Deferred - Federal and state                  287,000        82,000
                                                      ---------        ------
                                                   $   307,000       $(8,000)
                                                     ==========       ========



NOTE 5 - (Continued)

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                            Year ended May 31,
                                                          1997            1996
         Statutory U.S. Federal tax rate                  34.0%           34.0%
         Alternative minimum tax                            .5
         State taxes                                       3.0             3.2
         Nondeductible items                              62.4            37.4
         Current benefit - tax expense in excess of book (96.4)         (110.3)
         Net change in items giving rise to deferred
         taxes                                            50.2            32.5
                                                          -----       ---------

                                                          53.7%           (3.2)%
---------                                               ======            ======



     As of May 31, 1997 and 1996 depreciation gave rise to deferred tax liabilities of approximately $860,000 and $696,000, respectively. Allowance for doubtful accounts, vacation accruals, deferred gains, net operating loss carryforwards and contribution carryovers gave rise to deferred tax assets of approximately, $490,000 and $613,000, respectively, net of a valuation allowance of $0 and $86,000, respectively. These amounts are presented net in the consolidated balance sheet as of May 31, 1997 and 1996, as a noncurrent deferred tax liability.

NOTE 6- COMMITMENTS AND CONTINGENCIES

     Lease Agreements

     The Company leases office space at the Facility and equipment. Until July 31, 1995, the Facility was sublet from BSRI, an affiliate of the Company's Directors pursuant to the First Sublease which was to expire on September 1, 2005. The First Sublease provided for rental payments to be made to BSRI in an amount equal to the principal and interest requirement on the bonds. Such amount was $97,200 for the year ended May 31, 1996, and included all real estate taxes and operating costs.

     As of July 31, 1995, pursuant to the First Amendment, the Company became the beneficial owner of and leased the Facility from the NCIDA. During the period commencing July 1, 1995 and ending October 31, 1996 the Company paid rent for the Facility to NCIDA in the amount of $48,600 per month. Such amount was $243,000 and $486,000 for the years ended May 31, 1997 and 1996, respectively. As of November 1, 1996, the Company entered into the Second Amendment pursuant to which the Company assigned its rights under the Lease to BFS (as successor to the interest of BSRI). The Company, as sublessee, entered into the Second Sublease with BFS for the Facility. During the period November 1, 1996 and ending May 31, 1997 the Company paid rent in the amount of $340,200 to BFS.

NOTE 6 - (Continued)

     The Company has obligations to pay rental expense in connection with seven sale/leaseback transactions. The rental expenses amounted to approximately $773,600 and $602,700 for the years ended May 31, 1997 and 1996 respectively. (See Note 10).

     In connection with the February 1995 sale/leaseback, the Company has issued irrevocable letters of credit in the amount of $375,000 for the benefit of the lessor. One letter of credit in the amount of $225,000 is cancellable if the Company meets certain financial covenants. The other letter of credit in the amount of $150,000 expires upon the termination of the lease.

     Total office space and equipment rental expense amounted to approximately $1,728,000 and $1,163,000 in fiscal 1997 and 1996, respectively.

     Future minimum lease payments for all noncancellable operating leases at May 31, 1997 are as follows:

                                                                        Amount
                  Year ending May 31,
                           1998                                      $1,769,518
                           1999                                       1,468,867
                           2000                                       1,364,883
                           2001                                         674,818
                           2002                                         599,052
                           Thereafter                                 1,944,000
                                                                     $7,821,138


                         Sandata, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Litigation

     On April 10, 1997, the Company received notice that MCI had commenced action against it in the United States District Court for the Eastern District of New York alleging that the Company's SanTrax time and attendance system infringes on certain patent rights allegedly owned by plaintiff. The complaint seeks compensatory and treble damages with interest and injunctive relief. The Company intends to vigorously defend this action. On May 13, 1997, the Company filed its Answer. Among other things, pursuant to the Answer, the Company denies that its product infringes MCI's patent rights and asserts certain affirmative defenses. In addition, the Answer contains a counterclaim challenging the validity of MCI's alleged patent rights.

     In the event that the Company were not to prevail in this litigation, the Company could be required to pay significant damages to MCI and could be enjoined from further use of the SanTrax system as it presently exists. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the accompanying consolidated financial statements.


NOTE 6 - (Continued)

     The Company is involved in other litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

     Employment Agreement

     On February 1, 1997 the Company and Mr. Brodsky entered into an employment agreement for a five year term (the "Brodsky Employment Agreement"). Among other things, the Brodsky Employment Agreement provides compensation at the annual rate of $500,000. The Brodsky Employment Agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors.

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company derives revenue from a company affiliated with the Company's Chairman of the Board for data processing services and computer software design. The revenues generated from this company, amounted to $2,171,000 and $2,014,000 for the years ended May 31, 1997 and 1996, respectively. At May 31, 1997, the Company was owed approximately $708,000 by such affiliate, which was received in full subsequent to May 31, 1997.

     b. On June 1, 1994, BSRI borrowed $3,350,000 in the form of the Bonds to finance costs incurred in connection with the acquisition, renovation and equipping of the Company's Facility from the NCIDA. These Bonds were subsequently purchased by the Bank. The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

     On June 21, 1994 (as of June 1, 1994), the Company and its Chairman guaranteed the full and prompt payment of principal and interest of the Bonds and the Company granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company entered into a First Sublease with BSRI, whereby the Company leased the Facility for the conduct of its business and, in consideration therefor, was obligated to make lease payments that at least equal amounts due to satisfy the underlying Bond obligations.

     On July 31, 1995, by the First Amendment between the Company and BSRI, the Company assumed the obligations of BSRI under the lease and became the direct tenant and the


NOTE 7 - (Continued)

     beneficial owner of the Facility. In connection with the First Amendment, the First Sublease was terminated. During the period commencing July 1, 1995 and ending October 31, 1996 the Company paid rent for the Facility to the NCIDA in the amount of $48,600 per month, subject to adjustment based upon the then effective interest rate of the Bonds, among other things. In connection with the First Amendment, the Company obtained the right to acquire the Facility upon expiration of the Lease with the NCIDA and became directly liable to the NCIDA for amounts due thereunder. In connection with the First Amendment, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman as follows: (i) the $364,570 remaining balance of a 48-month term loan bearing interest at 8.7% per annum, and
     (ii) the $428,570 remaining balance of a 42-month term loan bearing interest at 8.91%. Each of the foregoing loans were incurred in connection with the construction of improvements to the Facility, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

     On August 11, 1995, the Company entered into the $750,000 SBA Loan with the LIDC, under a guarantee by the SBA. The entire $750,000 proceeds have been used to repay a portion of the Bonds. The Company entered into the First Amendment primarily to satisfy certain requirements of the SBA. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%.

     As of November 1, 1996, the Company entered into the Second Amendment among BFS (as successor to the interest of BSRI under the Second Amendment) and the Bank. In connection with the Second Amendment, (i) BFS assumed all of the Company's obligations under the Lease with the NCIDA and entered into the Second Sublease with the Company, as sublessee, for the Facility; and
     (ii) the Company conveyed to BFS the right to become the owner of the Facility upon expiration of the Lease. In addition, pursuant to the sublease, the Company has assumed certain obligations owed by BFS to the NCIDA under the Lease. BFS has indemnified the Company with respect to certain obligations relative to the Lease and the Second Amendment.

     c. Due from Officers in the amount of $102,867, which is evidenced by notes, represents the amount advanced by the Company to pay certain fees arising from the proposed privatization, which was withdrawn in December 1994. These notes were repaid by the Officers in August 1997.

     d. The Company makes various lease payments to certain affiliated companies. The payments are for: equipment rental, which was $367,228 and $381,113 in fiscal 1997 and 1996, respectively, and rent for the Facility which was $340,200 and $97,200 in fiscal 1997 and 1996, respectively.




NOTE 7 - (Continued)

     e. At May 31, 1997, the Company was owed approximately $138,000 from a company affiliated with the officers of the Company. Subsequent to May 31, 1997, the Company received approximately $18,000 and a note receivable for the balance due. The note is payable in 24 monthly payments with interest at 8%.

     f On June 3, 1997 the Securities Exchange Commission declared effective the Company's registration statement on Form S-3 (the "Registration Statement") which covered, among other things, the reoffer of 820,213 shares of common stock beneficially owned by Mr. Brodsky and 417,927 shares beneficially owned by two Directors and Executive Officers of the Company.

     g. In May 1992, Mr. Brodsky and the Company entered into a deferred compensation agreement pursuant to which the Company will pay (i) to Mr. Brodsky a lump sum ranging from $75,000 to $255,000 if he voluntarily terminates his employment with the Company after attaining 55 years of age
     (ii) to Mr. Brodsky's beneficiary a lump sum ranging from $200,000 to $450,000 in the event of Mr. Brodsky's death during the term of his employment with the Company. The amount of the payment is dependent upon the age of Mr. Brodsky at the time of termination or death., The Company has obtained insurance on Mr. Brodsky's life to fund its obligations under the above agreement.

NOTE 8 - NOTE RECEIVABLE FROM FORMER AFFILIATE

     On July 31, 1993, the Company received a promissory note from Compuflight, Inc. ("Compuflight"), a former affiliate (the Company's Chairman was a principal stockholder and Chairman of Compuflight through December 1, 1993) to evidence the Company's accounts receivable from Compuflight. The note was payable in increments of $20,000 per month including interest at the rate of one percent above prime on the unpaid balance and was due April 1, 1994. On November 1, 1993, the note was amended. The amended note is payable in minimum increments of $20,000 per month with interest at ten percent (10%) per annum and contains provisions for accelerated payments based upon Compuflight achieving certain results. Payments commenced on February 28, 1994 and are to continue until such time as the indebtedness and any accrued interest are paid in full. The remaining balance of
     $118,781 owed on the note, which was deemed by the Company as uncollectible, was charged against an allowance account during the quarter ended February 28, 1997. In connection with the promissory note, the Company received a security interest in substantially all the then existing assets of Compuflight, which has been assigned to the Bank as collateral for the Company's Credit Agreement with the Bank and which is currently being released. As of May 31, 1997, Compuflight is indebted to the Company in the amount of $12,074, representing accounts receivable.

                         Sandata, Inc. and Subsidiaries

NOTE 9 - SHAREHOLDERS' EQUITY

     a. Common Stock Purchase Warrants

     In February 1991, the Company issued 400,000 common stock purchase warrants to the Company's Chairman. The warrants were exercisable in equal annual amounts over a ten-year vesting period. For each warrant, the Chairman may purchase one share of common stock of the Company at an exercise price of $2.64 per share (warrants were subsequently exchanged on August 10, 1992 and January 25, 1995 at exchange prices of $1.79 and $1.38, respectively; all such exercise prices representing the fair market value of the Company's common stock on the respective dates of exchange). On April 3, 1997 the Board of Directors approved the acceleration of the vesting of the warrants, wherein all such warrants became immediately exercisable.

     b. Stock Options

     In October 1984, the Company adopted an incentive stock option plan which reserved 161,444 shares of common stock. The plan requires that all options be granted at exercise prices not less than the fair market value at the date of grant. In April 1989 subsequent to a proposal ratified by stockholder vote, the Company amended its incentive stock option plan to reflect revisions necessitated by the Tax Reform Act of 1986 and to increase the number of shares subject to the plan from 161,444 to 278,110. In December 1990, the Company's incentive plan was amended pursuant to stockholder vote by increasing the number of shares available for options to 416,667.

     In November 1986, the Company adopted a nonqualified stock option plan which reserved 111,111 shares of common stock that may be granted to employees, officers and directors. In April 1989, the Company's nonqualified stock option plan was amended pursuant to stockholder vote by increasing the number of shares from 111,111 shares to 227,778 shares.

     In January 1995, the Company adopted a stock option plan providing for both incentive and nonqualified stock options, which reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that all options be granted at exercise prices not less than the fair market value at the date of grant, over a ten-year period. In addition, the Company granted officers of the Company incentive options to purchase 82,000 shares of the Company's common stock at an exercise price of $1.51 per share. These options are exercisable over a five-year period. In March 1996, the Company granted officers of the Company incentive options to purchase 100,000 shares of the Company's common stock at an exercise price of $2.34. These options are exercisable over a five-year period. In June 1996, the Company granted officers of the Company incentive options to purchase 250,000 shares of the Company's common stock at an exercise price of $2.61. These options vested over three years and are exercisable over a five-year period. On April 3, 1997 the Board of Directors approved the acceleration of the vesting of the options, wherein all such options became immediately exercisable.



NOTE 9 - (Continued)

     Summary information with respect to the stock option plans follows:

                                                     Range of                 Outstanding           Outstanding
                                                     exercise                  options                options
                                                     prices                    granted              exercisable

         Balance, June 1, 1996                    1.38 - 1.875                  601,037                476,037
         Granted                                         2.34                   100,000                100,000
         Canceled                                 1.75 - 1.875                 (125,778)                  (778)
                                                                               ---------            -----------
         Balance, May 31, 1996                    1.38 - 2.34                   575,259                575,259
         Granted                                         2.61                   250,000                250,000
         Canceled                                        1.875                   (1,167)                (1,167)
                                                                              -----------               -------
         Balance, May 31, 1997                    1.38 - 2.61                    824,092                824,092
                                                                                 =======                =======


     c. In October, 1996, the Company commenced a private offering, on a "best efforts - - all or none" basis, to raise $1,500,000 by issuing an aggregate of 300,000 shares of Common Stock and five year warrants for the purchase of 150,000 shares of Common Stock, at an exercise price of $7.00 per share. Neither the shares of Common Stock, the warrants, nor the shares of Common Stock underlying the warrants were registered under the Securities Act of 1933, as amended. In February 1997, the Company completed such private offering. The net proceeds received in connection with the sale of 300,000 shares of its common stock were $1,256,415 after payment of expenses related to the offering. Contemporaneously with the execution and delivery by the Company of the letter of intent with regard to such private offering, certain assignees of the placement agent acquired 100,000 shares of the Company's Common Stock at a purchase price of $3.00 per share; the net proceeds from the sale of such 100,000 shares were $260,076.

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

NOTE 10 - SALE/LEASEBACK TRANSACTIONS

     In February 1993, the Company entered into two separate sale/leaseback transactions of certain fixed assets (principally computer hardware and software). The fixed assets, which had a net book value of approximately $389,000, were sold for $492,000. The resulting gain


NOTE 10 - (Continued)

     on the sale of $103,000 was recorded as deferred income and is being recognized over the lives of the leases. Approximately $19,000 and $26,000 of the deferred gain was recognized for fiscal 1997 and 1996, respectively.

     In December 1994, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and software). The fixed assets, which had a net book value of approximately $115,000 were sold for $300,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $62,000 of the deferred gain was recognized for fiscal 1997 and 1996.

     In February 1995, the Company entered into two separate sale/leaseback transactions of certain fixed assets (principally leasehold improvements and equipment). The fixed assets, which had a net book value of approximately $391,000, were sold for approximately $559,000. The resulting gain on the sale of approximately $168,000 was recorded as deferred income and is being recognized over the lives of the leases. Approximately $56,000 of the deferred gain was recognized for fiscal 1997 and 1996.

     In June 1995, the Company entered into a sale/leaseback transaction of certain fixed assets (principally furniture, fixtures, computer hardware and software and equipment). The fixed assets, which had a net book value of approximately $332,000 were sold for $500,000. The resulting gain of $168,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-eight (38) months. Approximately $53,000 of the deferred gain was recognized for fiscal 1997 and 1996.

     In September 1995, the Company entered into a sale/leaseback transaction of certain fixed assets (principally computer hardware). The fixed assets, which had a net book value of approximately $251,000, were sold for approximately $326,000. The resulting gain of approximately $75,000 was recorded as deferred income and is being recognized over the life of the lease, which is sixty (60) months. Approximately $15,000 and $12,500 of the deferred gain was recognized for fiscal 1997 and 1996, respectively.

     In June 1996, the Company entered into a sale/leaseback transaction of certain fixed assets (principally furniture, fixtures, computer hardware and equipment). The fixed assets, which had a net book value of approximately $657,000, were sold for $925,000. The resulting gain of approximately $268,000 was recorded as deferred income and is being recognized over the life of the lease, which is forty-eight (48) months. Approximately $67,000 of deferred gain was recognized for fiscal 1997.

     In March 1997, the Company entered into a sale/leaseback transaction of certain fixed assets (principally computer hardware and software). The fixed assets, which had a net book value of approximately $874,000, were sold for $981,000. The resulting gain of approximately $107,000 was recorded as deferred income and is being recognized over the life of the lease,


NOTE 10 - (Continued)

     which is thirty-eight (38) months. Approximately $6,000 of deferred gain was recognized for fiscal 1997. The Company assigned the option to purchase such assets to an entity affiliated with the Company's Chairman. The affiliate acquired the purchase option in consideration for posting a letter of credit to secure the purchase option obligation. Subsequent to March 1997 the affiliate assigned the purchase option to an unaffiliated third party.

NOTE 11 - RETIREMENT PLAN

     The Company has a 401(k) savings plan covering all eligible employees in which the Company matches a portion of the employees' contribution. The amount of this match was $18,385 and $14,409 in fiscal years 1997 and 1996, respectively.

NOTE 12 - NOTE RECEIVABLE

     On January 1, 1997, the Company received a promissory note from On Time Data, LLC ("Licensee") to evidence the Company granting a three-year license to promote, market, sell and provide customer service to users of the Company's SanTrax product in California. The note, together with accrued interest at 9.25%, is due and payable in eighteen (18) monthly installments beginning July 1, 1998. Payments on the note shall be deferred if certain conditions are met by the Licensee.

NOTE 13 - SUBSEQUENT EVENT

     On June 19, 1997, the Company announced that it has commenced negotiations for a potential business combination with National Medical Health Card Systems, Inc., a company affiliated with the Company's Chairman of the Board. The Company cannot assure that an agreement for a business combination will be reached, or that if such an agreement is reached it will be consummated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SANDATA, INC.
-------------------------------------------------------------------------------
                                  (Registrant)

                               /s/ Bert E. Brodsky

                     Bert E. Brodsky, Chairman of the Board
                        (Principal Executive Officer and
                   Principal Financial and Accounting Officer)

Date     August 29, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             By /s/ Bert E. Brodsky

            Bert E. Brodsky, Chairman, President, Treasurer, Director


Date     August 29, 1997



By                             /s/ Hugh Freund

                 Hugh Freund, Executive Vice President, Director


Date     August 29, 1997



By                             /s/ Gary Stoller

                Gary Stoller, Executive Vice President, Director


Date     August 29, 1997