Form 10QSB
period 1997-08-31
SANDATA INC
filed 1997-10-15
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period year ended August 31, 1997

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

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

Yes                  No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of October 10, 1997 was 1,587,199 shares.


Transitional Small Business Disclosure Format  (check one):



Yes                  No  X