Form 10QSB
period 1997-11-30
SANDATA INC
filed 1998-01-13
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         November 30, 1997

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

Yes                        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1997 was 1,559,955 shares. Transitional Small Business Disclosure Format (check one):

Yes                        No       X

                                      INDEX


                                                                  Page

PART I    FINANCIAL INFORMATION

Item 1    FINANCIAL STATEMENTS:

          CONSOLIDATED CONDENSED BALANCE
          SHEETS as of November 30, 1997 (unaudited)
          and May 31, 1997                                           3

          UNAUDITED CONSOLIDATED CONDENSED
          STATEMENTS OF OPERATIONS for the three and six
             months ended November 30, 1997 and  November 30, 1996   5

          UNAUDITED CONSOLIDATED CONDENSED
          STATEMENTS OF CASH FLOWS for the six
          months ended November 30, 1997 and November 30, 1996       6

          NOTES TO CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS                                       7

Item 2    MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATION                             11

PART II   OTHER INFORMATION                                         17

Item 1    LEGAL PROCEEDINGS                                         17

Item 2    CHANGES IN SECURITIES                                     17

Item 3    DEFAULTS UPON SENIOR SECURITIES                           17

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                   17

Item 5    OTHER INFORMATION                                         17

Item 6    EXHIBITS AND REPORTS ON FORM 8-K                          17

                         Sandata, Inc. and Subsidiaries


                      CONSOLIDATED CONDENSED BALANCE SHEETS







                                                                                         UNAUDITED              AUDITED
                                                                                        November 30,             May 31,
                                                                                            1997                1997
ASSETS:
CURRENT ASSETS
       Cash and cash equivalents                                                         $1,572,534          $  1,200,014
       Accounts receivable, net of allowance for doubtful accounts
           of $250,800 and $331,000 respectively                                          1,194,772             1,254,589
       Receivables from affiliates                                                          620,389               949,906
       Receivable from former affiliate                                                         711                12,074
       Notes receivable - officers                                                              ---               102,867
       Inventories                                                                           62,057                16,335
       Prepaid expenses and other current assets                                            658,680               212,114
                                                                                            -------               -------

TOTAL CURRENT ASSETS                                                                      4,109,143             3,747,899

FIXED ASSETS, NET                                                                         5,789,414             5,279,512

OTHER ASSETS
       Note receivable                                                                      100,000               100,000
       Cash surrender value of officer's life insurance, security
           deposits and other                                                               474,746               411,137
                                                                                       ------------            ----------

TOTAL ASSETS                                                                            $10,473,303            $9,538,548
                                                                                        ===========            ==========









            See notes to consolidated condensed financial statements

                         Sandata, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                                          UNAUDITED              AUDITED
                                                                                          November 30,           May 31,
                                                                                             1997                1997
                                                                                             ----                ----
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
       Accounts payable and accrued expenses                                             $2,092,651           $1,691,456
       Current portion of long-term debt                                                    156,228              267,864
       Deferred/unearned revenue                                                             31,073                2,733
       Deferred income                                                                      160,614              237,202
                                                                                            -------           ----------

TOTAL CURRENT LIABILITIES                                                                 2,440,566            2,199,255

LONG-TERM DEBT                                                                                  ---            1,034,201
DEFERRED INCOME                                                                             176,491              243,305
DEFERRED INCOME TAXES                                                                       501,699              370,000
                                                                                            -------           ----------

TOTAL LIABILITIES                                                                         3,118,756            3,846,761
                                                                                          ---------            ---------

SHAREHOLDERS' EQUITY
       Common stock                                                                           1,560               1,216
       Additional paid in capital                                                         4,133,347            2,795,801
       Retained earnings                                                                  3,219,640            3,031,656
                                                                                          ---------            ---------
                                                                                          7,354,547            5,828,673
       Less Treasury stock                                                                      ---             (136,886)
                                                                                       ------------             --------

TOTAL SHAREHOLDERS' EQUITY                                                                7,354,547            5,691,787
                                                                                          ---------            ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $10,473,303           $9,538,548
                                                                                        ===========           ==========








            See notes to consolidated condensed financial statements




                          Sandata Inc. and Subsidiaries

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                NOVEMBER 30,                        NOVEMBER 30,
                                                            1997            1996              1997              1996
                                                            ----            ----              ----              ----
REVENUES:
       Service fees                                      $2,972,524       $2,622,024       $5,947,431        $5,110,874
       Real estate rental income                                ---           53,160              ---           134,700
       Other income                                          71,732           85,291          143,433           168,557
       Interest income                                       12,057            1,999           46,337             4,979
                                                        -----------     ------------      -----------       ------------
                                                          3,056,313        2,762,474         6,137,20         5,419,110
COSTS AND EXPENSES:
       Service Fees:
              Operating                                   1,869,484        1,538,327        3,850,754         2,970,362
              Selling, general and administrative           645,073          551,894        1,241,448         1,016,183
              Depreciation and amortization                 346,394          294,061          676,645           597,001
              Interest expense                               13,646           50,994           36,162           104,937
                                                        -----------      -----------      -----------        ----------
                                                          2,874,597        2,435,276        5,805,009         4,688,483
                                                          ---------        ---------        ---------         ---------
       Real Estate:
              Operating                                         ---           93,177             ---            246,894
              Depreciation and amortization                     ---           18,944             ---             47,302
              Interest expense                                  ---           52,378             ---            133,918
              Real estate taxes                                 ---           32,012             ---             71,012
                                                                ---          196,511             ---            499,126
                                                                ---      -----------             ---           ---------

TOTAL COSTS AND EXPENSES                                  2,874,597        2,631,787        5,805,009          5,187,609
                                                          ---------        ---------        ---------          ---------

Earnings from operations
       before income taxes                                  181,716          130,687          332,192            231,501

       Income tax expense                                    78,000           57,685          144,209            102,185
                                                       ------------    -------------     ------------        ------------

NET EARNINGS                                          $     103,716     $     73,002        $ 187,983         $  129,316
                                                      =============     ============        =========         ===========

EARNINGS PER COMMON SHARE                          $           0.05   $         0.04     $       0.09      $        0.07
                                                   ----------------   --------------     ------------      --------------

Weighted average common shares
       outstanding                                        2,340,098        1,724,757        2,340,098         1,724,757
                                                        ===========        =========        =========         =========


            See notes to consolidated condensed financial statements


                         Sandata, Inc. and Subsidiaries
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                                            NOVEMBER 30,
                                                                                  1997                      1996
Cash flows from operating activities:
Net earnings                                                                $  187,983                   $129,316
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                           676,645                    644,303
       (Gain) on disposal of fixed assets                                          ---                   (268,340)
       (Gain ) on transfer of facility                                             ---                    (15,586)
(Decrease) in allowance for doubtful
accounts receivable                                                            (80,200)                   (57,195)
       (Decrease) in deferred income                                          (143,402)                  (139,408)
       Increase (decrease) in  deferred revenue                                 28,340                    (10,547)
(Increase) in operating assets                                                (415,880)                  (162,181)
Increase in operating liabilities                                              320,352                    533,432
                                                                                -------                   -------

Net cash  provided by operating activities                                     573,838                    653,794
                                                                               -------                    -------

Cash flows from investing activities:
       Collection of note receivable - officer                                 102,867                       ---
       Purchases of fixed assets                                            (1,186,547)                   (948,074)
       Increases in advances from affiliates                                   329,517                       ---
       Collections of note receivable-former affiliates                         11,363                      77,100
       Proceeds from sale/leaseback transaction                                    ----                    925,000
                                                                                   ----              --------------

Net cash provided by (used in) investing activities                           (742,800)                     54,026
                                                                              ---------                     ------

Cash flows from financing activities:
       Proceeds from private placement offering                                                            260,076
       Proceeds from stock                                                   1,575,683                        ---
       Principal payments on term loan                                                                    (350,718)
       Proceeds from line of credit                                                                      1,750,000
       Principal payments on line of credit                                 (1,034,201)                 (2,188,000)
       Proceeds from notes payable - affiliates                                                          2,560,000
       Principal payments on notes payable - affiliates                           ----                  (2,175,000)
                                                                                  ----                 ------------

Net cash (used in) provided by financing activities                            541,482                    (143,642)
                                                                               -------                    ---------

       Increase in cash and cash equivalents                                   372,520                     564,178
       Cash and cash equivalents at beginning of period                      1,200,014                     368,400
                                                                              ---------                   -------
       Cash and cash equivalents at end of period                            $1,572,534              $     932,578
                                                                             ==========              =============

Supplemental Disclosure of Noncash Investing and Financing Activities:
As of July 31, 1995 the Company assumed lease obligations totaling $4,143,140 as disclosed in the Notes to the Consolidated Condensed Financial Statements in conjunction with the acquisition of a facility. As of November 1, 1996 a company affiliated with the Directors of the Company assumed certain lease obligations relative to the transfer of a facility in the amount of $3,140,884 as disclosed in the Notes to the Consolidated Condensed Financial Statements.

            See notes to consolidated condensed financial statements
                                  Page 6 of 18

                         Sandata, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheets as of November 30, 1997, the Consolidated Condensed Statements of Operations for the three and six month periods ended November 30, 1997 and 1996 and the Consolidated Condensed Statement of Cash Flows for the six month periods ended November 30, 1997 and 1996 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of November 30, 1997 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997. Results of Operations for the period ended November 30, 1997 are not necessarily indicative of the operating results expected for the full year.

2.       RELATED PARTY TRANSACTIONS

On June 1, 1994, BFS Sibling Realty, Inc. ("BSRI") formerly known as Brodsky Sibling Realty, Inc., a company affiliated with the Company's Directors, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition of the Company's facility ("Facility") from the Nassau County Industrial Development Agency ("NCIDA"), and for renovating and equipping the Facility. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately
$500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

On June 21, 1994 (as of June 1, 1994), the Company and its Chairman guaranteed the full and prompt payment of principal and interest of the Bonds and the Company granted the Bank a security interest and lien on all the assets of the Company. In connection with the issuance and sale of the Bonds, the Company entered into a sublease agreement (the "First Sublease") with BSRI, whereby the Company, as sublessee, leased the Facility for the conduct of its business and, in consideration therefor, was obligated to make lease payments in at least equal amounts due to satisfy the underlying Bond obligations.

                         Sandata, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

As of November 1, 1996, the Company entered into a Second Amendment with BFS Realty, LLC ("BFS") (which succeeded to the interest of BSRI with respect to the Second Amendment), the NCIDA and the Bank. In connection with the Second Amendment, (i) BFS assumed all of the Company's obligations under the Lease with the NCIDA and entered into the Second Sublease with the Company, as sublessee, for the Facility; and (ii) the Company conveyed to BFS the right to become the owner of the Facility upon expiration of the Lease. In addition, pursuant to the Second Sublease, the Company has assumed certain obligations owed by BFS to the NCIDA under the Lease. BFS has indemnified the Company with respect to certain obligations relative to the Lease and the Second Amendment.

As a result of the Second Amendment and related transactions discussed above, the Company reduced its fixed assets, consisting of land, building and improvement costs, by the amount of the cost thereof, net of accumulated depreciation, in the amount of $3,125,298 and reduced its long term debt by $3,140,884, which was assumed by BFS; the net difference was recorded as other income in the financial statements. Amounts owed to affiliates of the Company in connection with the construction and improvements were not assumed by BFS. The Company and its Chairman have guaranteed the above obligation to the SBA and NCIDA in connection with the foregoing.

                         Sandata, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.       NET EARNINGS PER COMMON SHARE

Earnings per share for the three and six months ended November 30, 1997 includes the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the modified treasury stock method included in the calculation of earnings per share for the three and six months ended November 30, 1997 was 866,101. Earnings per share for the three and six months ended November 30, 1996 include the dilutive effect of outstanding stock options and warrants. The number of common stock equivalents determined by applying the modified treasury stock method included in the calculation of earnings per share for the three and six months ended November 30, 1996 was 894,135.

4.       STOCKHOLDERS' EQUITY

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

In connection with the closing of such private offering, an affiliate of the placement agent entered into a financial consulting agreement with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants were to be exercisable for one year (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share). In September 1997 the warrants issued to affiliates of the placement agent were modified so that they will be redeemable upon notice from the Company without regard to the market price of the Company's common stock. The Company has extended the expiration date of the $5.00 warrants for thirty days, until January 21, 1998.

In August 1997 the Board of Directors of the Company authorized the redemption of certain warrants. Prior to redemption 48,500 warrants were exercised at $7.00 per share, generating proceeds of $339,500.

During the three months ended November 30, 1997, 117,500 warrants were exercised at $7.00 per share generating proceeds of $822,500. Treasury stock of 52,772 shares were utilized for stock issuances pursuant to the warrant exercises.

                         Sandata, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Pursuant to the terms of the Company's incentive stock option plan, on August 8, 1997, certain officers of the Company exercised 206,667 options at an exercise price of $1.79 per share and 23,333 options at an exercise price of $1.875 per share. The total proceeds generated from option exercises were $413,683.

                         Sandata, Inc. and Subsidiaries

       Item - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Results of Operations

Revenues were $3,056,313 and $6,137,201 for the three and six months ended November 30, 1997 as compared to $2,762,474 and $5,419,110 for the three and six months ended November 30, 1996, increasing $293,839 and $718,091 respectively.

Service fee revenues were $2,972,524 and $5,947,431 for the three and six months ended November 30, 1997 as compared to $2,622,024 and $5,110,874 for the three and six months ended November 30, 1996, increasing $350,500 and $836,557 respectively. The increase was attributable to the Santrax product.

Real estate rental income was $0 for the three and six months ended November 30, 1997 as compared to $53,160 and $134,700 for the three and six months ended November 30, 1996.

The decreases relating to rental income resulted from the Company becoming the beneficial owner and Lessee of the Facility as of July 31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996, whereby the Company became the Sublessee of the Facility.

Other income was $71,732 and $143,433 for the three and six months ended November 30, 1997 as compared to $85,291 and $168,557 for the three and six months ended November 30, 1996, decreasing $13,559 and $25,124 respectively.

Expenses Related to Services

Operating expenses were $1,869,484 and $3,850,754 for the three and six months ended November 30, 1997 as compared to $1,538,327 and $2,970,362 for the three and six months ended November 30, 1996, increasing $331,157 and $880,392 respectively.

Programming and payroll costs relating to existing applications and costs associated with Santrax and its operations, including telephone and expenses related to equipment, were the primary factors for the increase in operating expenses.

Selling, general and administrative expenses were $645,073 and $1,241,448 for the three and six months ended November 30, 1997, as compared to $551,894 and $1,016,183 for the three and six months ended November 30, 1996, an increase of $93,179 and $225,265 respectively. The increase was primarily due to increased selling effort and increased legal fees.

                         Sandata, Inc. and Subsidiaries

       Item - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Depreciation and amortization expenses were $346,394 and $676,645 for the three and six months ended November 30, 1997 as compared to $294,061 and $597,001 for the three and six months ended November 30, 1996, an increase of $52,333 and $79,644 respectively. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

Interest expenses were $13,646 and $36,162 for the three and six months ended November 30, 1997 as compared to $50,994 and $104,937 for the three and six months ended November 30, 1996, a decrease of $37,348 and $68,775 respectively. This decrease was due primarily to less debt.

Expenses Related to Real Estate Operations

Expenses relating to real estate operations were $0 for the three and six months ended November 30, 1997 as compared to $196,511 and $499,126 for the three and six months ended November 30, 1996.

The decreases in expenses relating to the operation of the Facility resulted from the Company becoming the beneficial owner and lessee of the Facility as of July 31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996 (as described below), whereby the Company became the sublessee of the Facility.

The Company has reported real estate operating expenses only through the period ended November 1, 1996. The Company does not expect to incur any costs in the future that relate to real estate operations.

Income Tax Expenses

Income tax expenses were $78,000 and $144,209 for the three and six months ended November 30, 1997 as compared to $57,685 and $102,185 for the three and six months ended November 30, 1996, and increase of $20,315 and $42,024.

Liquidity and Capital Resources

The Company's working capital was $1,668,577 as of November 30, 1997 as compared to $1,548,644, as of May 31, 1997, an increase of $119,933.

The Company has spent approximately $1,186,547 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

In October, 1996, the Company commenced a private offering, on a "best efforts -all or none" basis, to raise $1,500,000 by issuing an aggregate of 300,000 shares of Common Stock and five year warrants for the purchase of 150,000 shares

                         Sandata, Inc. and Subsidiaries

       Item - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In connection with the closing of such private offering, an affiliate of the placement agent entered into a financial consulting agreement with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants to be exercisable for one year (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share).In September 1997 the warrants issued to affiliates of the placement agent were modified so that they will be redeemable upon notice from the Company without regard to the market price of the Company's common stock. The Company has extended the expiration date of the $5.00 warrant for thirty (30)days until January 21, 1998.

In August 1997 the Board of Directors of the Company authorized the redemption of certain warrants. Prior to redemption, 48,500 warrants were exercised at $7.00 per share, generating proceeds of $339,500.

During the three months ended November 30, 1997 117,500 warrants were exercised at $7.00 per share generating proceeds of $822,500. Treasury stock of 52,772 shares were utilized for stock issuances pursuant to the warrant exercises.

As discussed above in Note 2 to the Consolidated Condensed Financial Statements, in November 1996, in connection with the Second Amendment of the Lease for the Company's Facility, the Company assumed certain obligations of BFS and BFS has indemnified the Company with respect to such assumed obligations.

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

                         Sandata, Inc. and Subsidiaries

       Item - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of November 30, 1997, the outstanding balance on the Credit Agreement with the Bank was $0.

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

                         Sandata, Inc. and Subsidiaries

       Item - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA") (the "SBA Loan"). The entire $750,000 proceeds were used to repay a portion of the Bonds. The Company entered into the First Amendment primarily to satisfy certain requirements of the SBA. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%

As of November 1, 1996, the Company entered into the Second Amendment with BFS (which succeeded to the interest of BSRI with respect to the Second Amendment), the NCIDA and the Bank. In connection with the Second Amendment, (i) BFS assumed all of the Company's obligations under the Lease with the NCIDA and entered into the Second Sublease with the Company, as sublessee, for the Facility; and (ii) the Company conveyed to BFS the right to become the owner of the Facility upon expiration of the Lease. In addition, pursuant to the Second Sublease, the Company has assumed certain obligations owed by BFS to the NCIDA under the Lease. BFS has indemnified the Company with respect to certain obligations relative to the Lease and the Second Amendment.

As a result of the Second Amendment and related transactions discussed above, the Company reduced its fixed assets, consisting of land, building and improvement costs, by the amount of the cost thereof, net of accumulated depreciation, in the amount of $3,125,298 and reduced its long term debt by

                         Sandata, Inc. and Subsidiaries

       Item - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

$3,140,884, which was assumed by BFS; the net difference was recorded as income in the financial statements. Amounts owed to affiliates of the Company in connection with the construction and improvements were not assumed by BFS. The Company and its Chairman have guaranteed the above obligation to the SBA and NCIDA in connection with the foregoing.

                         Sandata, Inc. and Subsidiaries


                           PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS:

Reference is made to Form 10-QSB, August 31, 1997.

Item 2 - CHANGES IN SECURITIES:

Reference is made to "Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation" for a discussion of a private offering to accredited investors.

Item 3  - DEFAULTS UPON SENIOR SECURITIES:

None

Item 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

Item 5 - OTHER INFORMATION:

On January 12, 1998 the number of directors constituting the entire Board of the Company was increased to five members. Paul Konigsberg and Ronald Fish were elected to the Board. In addition, both Mssrs. Konigsberg and Fish will serve on the Company's Audit Committee.

Mr. Fish serves as the Administrator, Treasurer and Director of Unlimited Care, Inc., a privately held company, since 1975.

Mr. Konigsberg serves as the Senior Partner and President of Konigsberg, Wolf & Co. P.C., CPA's since 1975. Mr. Konigsberg previously served on the Board of Directors of the Company from November 1987 through August 1995.

Item 6  - EXHIBITS AND REPORTS ON FORM 8-K:

Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SANDATA, INC.
                                      (Registrant)



Date:                      By:      /s/ Bert E. Brodsky
                                    Bert E.Brodsky
                                    Chairman of the Board
                                    President, Chief Executive Officer,
                                    Chief Financial Officer

                                                January 15, 1998



Securities and Exchange Commission
450 5th Street, N.W.

Dear Sir or Madam:

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending November 30, 1997 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.

                                                        Very truly yours,


                                                        Linda Scarpantonio
                                                        Legal Coordinator