Form 10QSB
period 1998-02-28
SANDATA INC
filed 1998-04-14
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         February 28, 1998

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

Yes                        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of April 7, 1998 was 1,560,177 shares. Transitional Small Business Disclosure Format (check one): Yes No X

                                      INDEX


                                                                       Page

PART I    FINANCIAL INFORMATION

Item 1    FINANCIAL STATEMENTS:

          CONSOLIDATED CONDENSED BALANCE
          SHEETS as of February 28, 1998 (unaudited)
          and May 31, 1997                                               3

          UNAUDITED CONSOLIDATED CONDENSED
          STATEMENTS OF OPERATIONS for the three and nine
          months ended February 28, 1998 and  February 28, 1997          5

          UNAUDITED CONSOLIDATED CONDENSED
          STATEMENTS OF CASH FLOWS for the nine
          months ended February 28, 1998 and February 28, 1997           6

          NOTES TO CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS                                           7

Item 2    MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATION                                 11

PART II   OTHER INFORMATION                                             17

Item 1    LEGAL PROCEEDINGS                                             17

Item 2    CHANGES IN SECURITIES                                         18

Item 3    DEFAULTS UPON SENIOR SECURITIES                               18

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                       18

Item 5    OTHER INFORMATION                                             18

Item 6    EXHIBITS AND REPORTS ON FORM 8-K                              18



                                                  SANDATA, INC.

                                                 AND SUBSIDIARIES


                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               UNAUDITED                 AUDITED
                                                                              February 28,                May 31,
                                                                                 1998                      1997
ASSETS:
CURRENT ASSETS
       Cash and cash equivalents                                              $1,389,497              $1,200,014
       Accounts receivable - net of allowance for
           doubtful accounts of $236,400 at February 28, 1998
           and $331,000 at May 31, 1997                                        1,482,648               1,254,589
       Receivables from affiliates                                               604,596                 949,906
       Receivable from former affiliate                                              711                  12,074
       Notes receivable - officers                                                    --                 102,867
       Inventories                                                                83,518                  16,335
       Prepaid expenses and other current assets                                 493,733                 212,114

TOTAL CURRENT ASSETS                                                           4,054,703               3,747,899

FIXED ASSETS, NET                                                              5,500,050               5,279,512

OTHER ASSETS
       Note receivable                                                           100,000                 100,000
       Cash surrender value of officers' life insurance,
           security deposits and other                                           464,865                 411,137

TOTAL ASSETS                                                                 $10,119,618              $9,538,548






            See notes to consolidated condensed financial statements


                                                   SANDATA, INC.

                                                 AND SUBSIDIARIES

                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               UNAUDITED                 AUDITED
                                                                            February 28,                May 31,
                                                                               1998                      1997

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
       Accounts payable and accrued expenses                                $1,637,007                $1,691,456
       Current portion of long-term debt                                        89,262                   267,864
       Deferred/unearned revenue                                                17,005                     2,733
       Deferred income                                                         199,586                   237,202

TOTAL CURRENT LIABILITIES                                                    1,942,860                 2,199,255

LONG-TERM DEBT                                                                      --                 1,034,201
DEFERRED INCOME                                                                260,329                   243,305
DEFERRED INCOME TAXES                                                          530,484                   370,000

TOTAL LIABILITIES                                                            2,733,673                 3,846,761

SHAREHOLDERS' EQUITY
       Common stock                                                              1,560                     1,216
       Additional paid in capital                                            4,126,868                 2,795,801
       Retained earnings                                                     3,257,517                 3,031,656
                                                                             7,385,945                 5,828,673
       Less Treasury stock                                                          --                  (136,886)

TOTAL SHAREHOLDERS' EQUITY                                                   7,385,945                 5,691,787

TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                                          $10,119,618                $9,538,548



            See notes to consolidated condensed financial statements


                                                   SANDATA, INC.

                                                 AND SUBSIDIARIES

                             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          FEB. 28,         FEB.28,             FEB. 28,      FEB. 28,
                                                            1998            1997                 1998          1997
REVENUES:
       Service fees                                      $3,155,692       $2,810,319     $9,103,123      $7,921,193
       Real estate rental income                                 --               --             --         134,700
       Other income                                          61,831           69,703        205,264         238,260
       Interest income                                       14,411            6,475         60,748          11,454
                                                          3,231,934        2,886,497      9,369,135       8,305,607
COSTS AND EXPENSES:
       Service Fees:
              Operating                                   2,077,541        1,738,617      5,928,295       4,708,979
              Selling, general and administrative           728,559          604,070      1,970,007       1,620,253
              Depreciation and amortization                 347,377          331,282      1,024,022         928,283
              Interest expense                               10,294           55,923         46,456         160,860
                                                          3,163,771        2,729,892      8,968,780       7,418,375
       Real Estate:
              Operating                                          --               --             --         246,894
              Depreciation and amortization                      --               --             --          47,302
              Interest expense                                   --               --             --         133,918
              Real estate taxes                                  --               --             --          71,012
                                                                 --               --             --         499,126

TOTAL COSTS AND EXPENSES                                  3,163,771        2,729,892      8,968,780       7,917,501

Earnings from operations before income taxes                 68,163          156,605        400,355         388,106

       Income tax expense                                    30,285           69,125        174,494         171,310

NET EARNINGS                                            $    37,878      $    87,480     $  225,861     $   216,796

BASIC EARNINGS PER SHARE                                $       .03      $       .10     $      .16     $       .26

DILUTED EARNINGS PER SHARE                              $       .02      $       .05     $      .11     $       .13


            See notes to consolidated condensed financial statements

                                                   SANDATA, INC.

                                                 AND SUBSIDIARIES

                             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED
                                                                               FEBRUARY 28,            FEBRUARY 28,
                                                                                  1998                    1997
Cash flows from operating activities:
Net earnings                                                                $  225,861                    $216,796
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                         1,024,022                     975,585
       (Gain) on disposal of fixed assets                                     (184,642)                   (268,340)
       (Gain) on transfer of facility                                               --                     (15,586)
       (Decrease) in allowance for doubtful accounts receivable                (94,600)                    (23,060)
       (Decrease) in deferred income                                           (20,592)                   (209,113)
       Increase (decrease) in deferred revenue                                  14,272                     (15,750)
       (Increase) in operating assets                                         (535,989)                   (732,586)
       (Decrease) increase in operating liabilities                             (1,351)                    420,342

Net cash provided by operating activities                                     $426,981                     348,288

Cash flows from investing activities:
       Collection of note receivable - officer                                 102,867                          --
       Purchases of fixed assets                                            (1,759,918)                 (1,430,729)
       Decreases in receivables from affiliates                                345,310                          --
       Collections of note receivable-former affiliates                         11,363                      77,100
       Proceeds from sale/leaseback transaction                                700,000                     925,000

Net cash (used in) investing activities                                       (600,378)                   (428,629)

Cash flows from financing activities:
       Proceeds from stock transactions                                      1,575,683                          --
       Proceeds from private placement offering                                     --                   1,532,061
       Principal payments on term loan                                        (212,803)                   (459,352)
       Proceeds from line of credit                                                 --                   2,750,000
       Principal payments on line of credit                                 (1,000,000)                 (3,613,000)
       Proceeds from notes payable - affiliates                                     --                   3,010,000
       Principal payments on notes payable - affiliates                             --                  (3,175,000)

Net cash provided by financing activities                                      362,880                      44,709

       Increase (decrease) in cash and cash equivalents                        189,483                     (35,632)
       Cash and cash equivalents at beginning of period                      1,200,014                     368,400
       Cash and cash equivalents at end of period                        $   1,389,497                  $  322,578

Note:  As of July 31,  1995  the  Company  assumed  lease  obligations  totaling
$4,143,140  as disclosed in the Notes to the  Consolidated  Condensed  Financial
Statements in conjunction with the acquisition of a facility. As of November 1, 1996 a company affiliated with the Directors of the Company assumed certain lease obligations relative to the transfer of a facility in the amount of $3,140,884 as disclosed in the Notes to the Consolidated Condensed Financial
Statements.

            See notes to consolidated condensed financial statements

                                  SANDATA, INC.

                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of February 28, 1998, the Consolidated Condensed Statements of Operations for the three and nine-month periods ended February 28, 1998 and February 28, 1997 and the Consolidated Condensed Statement of Cash Flows for the nine-month periods ended February 28, 1998 and February 28, 1997 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of February 28, 1998 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997. Results of Operations for the period ended February 28, 1998 are not necessarily indicative of the operating results expected for the full year.

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

3.       EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share" which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Option No. 15 ("APB No. 15"), "Earnings per Share" with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB 15. The Company adopted SFAS No. 128 in the third quarter of fiscal 1998 and has restated all prior periods in its financial statements.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 1,450,884 at February 28, 1998 and 841,733 at February 28, 1997. Diluted earnings per share are based on the weighted-average number of shares of common stock and common stock equivalents outstanding, which were as follows: 2,132,904 at February 28, 1998 and 1,687,213 at February 28, 1997. Options to purchase 74,000 shares of common stock in 1998 were outstanding at February 28, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.

4.       SALE/LEASEBACK TRANSACTION

In January, 1998, the Company consummated a Sale/Leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $515,000, were sold for $700,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty- six
(36) months. Approximately $10,300 of deferred gain was recognized for the three and nine months ended February 28, 1998. An unaffiliated third party purchased the residual rights in such lease.

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

In connection with the closing of such private offering, an affiliate of the placement agent entered into a financial consulting agreement with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants were to be exercisable for one year (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share). In September 1997 the warrants issued to affiliates of the placement agent were modified so that they will be redeemable upon notice from the Company without regard to the market price of the Company's common stock. The Company has extended the expiration date of the $5.00 warrants until April 21, 1998.

In August 1997 the Board of Directors of the Company authorized the redemption of certain warrants. Prior to redemption, 48,500 warrants were exercised at $7.00 per share generating proceeds of $339,500.

Pursuant to the terms of the Company's incentive stock option plan, on August 8, 1997, certain officers of the Company exercised 206,667 options at an exercise price of $1.79 per share and 23,333 options at an exercise price of $1.875 per share. The total proceeds generated from option exercises were $413,683.

During the three months ended November 30, 1997, 117,500 warrants were exercised at $7.00 per share generating proceeds of $822,500. Treasury stock of 52,772 shares were utilized for stock issuances pursuant to the warrant exercise.

                                  SANDATA, INC.

                                AND SUBSIDIARIES

       Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $3,231,934 and $9,369,135 for the three and nine months ended February 28, 1998 as compared to $2,886,497 and $8,305,607 for the three and nine months ended February 28, 1997, increasing $345,437 and $1,063,528, respectively.

Service fee revenue for the three and nine months ended February 28, 1998 was $3,155,692 and $9,103,123, an increase of $345,373 and $1,181,930 for the same periods of the prior fiscal year. The increase is attributable to revenues derived from custom software programming and the SanTrax product.

Real estate rental income was $-0- for the three and nine months ended February 28, 1998 as compared to $-0- and $134,700 for the three and nine months ended February 28, 1997.

The decreases in expenses relating to rental income for the three and nine months ended February 28, 1998 resulted from the Company's becoming the beneficial owner and Lessee of the Facility as of July 31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996 (as described below), whereby the Company became the Sublessee of the Facility.

Other income for the three and nine-month period ended February 28, 1998 was $61,831 and $205,264, respectively as compared to $69,703 and $238,260 for the three and nine month period ending February 28, 1997, decreasing $7,872 and $32,996, respectively.

Expenses Related to Services

Operating expenses were $2,077,541 and $5,928,295 for the three and nine months ended February 28, 1998 as compared to $1,738,617 and $4,708,979 for the three and nine months ended February 28, 1997, increasing $338,924 and $1,219,316, respectively.

Programming and payroll costs relating to existing applications and costs associated with SanTrax and its operations, including telephone and equipment rental, were the primary factors for the increase in operating expenses.

                                  SANDATA, INC.

                                AND SUBSIDIARIES

       Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Selling, general and administrative expenses were $728,559 and $1,970,007 for the three and nine months ended February 28, 1998, as compared to $604,070 and $1,620,253 for the three and nine months ended February 28, 1997, an increase of $124,489 and $349,754, respectively. The increase is primarily due to an increase in payroll costs associated with SanTrax and an increase in legal fees relative to discovery proceedings in the MCI litigation referred to in "Part II,
Item 1 - Legal Proceedings" and professional and administrative costs related to SanTrax and existing product lines.

Depreciation and amortization expenses were $347,377 and $1,024,022 for the three and nine months ended February 28, 1998 as compared to $331,282 and $928,283 for the three and nine months ended February 28, 1997, an increase of $16,095 and $95,739, respectively. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

Interest expense was $10,294 and $46,456 for the three and nine months ended February 28, 1998 as compared to $55,923 and $160,860 for the three and nine months ended February 28, 1997, a decrease of $45,629 and $114,404 respectively. The decreases are primarily due to less outstanding debt.

Expenses Related to Real Estate Operations

Expenses relating to real estate operations were $0 for the three and nine months ended February 28, 1998 as compared to $-0- and $499,126 for the three and nine months ended February 28, 1997.

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

Income Tax Expenses

Income tax expenses were $30,285 and $174,494 for the three and nine months ended February 28, 1998 as compared to $69,125 and $171,310 for the three and nine months ended February 28, 1997, a decrease of $38,840 and an increase of $3,184, respectively.

Liquidity and Capital Resources

The Company's working capital was $2,111,873 as of February 28, 1998 as compared to $1,548,644 as of May 31, 1997, an increase of $563,229.

The Company has spent approximately $1,760,000 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

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

In connection with the closing of such private offering, an affiliate of the placement agent entered into a financial consulting agreement with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants were to be exercisable for one year (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share). In September 1997 the warrants issued to affiliates of the placement agent were modified so that they will be redeemable upon notice from the Company without regard to the market price of the Company's common stock. The Company has extended the expiration date of the $5.00 warrants until April 21, 1998.

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

During the three months ended November 30, 1997, 117,500 warrants were exercised at $7.00 per share, generating proceeds of $822,500. Treasury stock of 52,772 shares were utilized for stock issuances pursuant to the warrant exercises.

As discussed above in Note 2 to the Consolidated Condensed Financial Statements, in November 1996, in connection with the Second Amendment of the Lease for the Company's Facility, the Company assumed certain obligations of BFS and BFS has indemnified the Company with respect to such assumed obligations.

On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into the Credit Agreement with the Bank which allows Sandsport to borrow and re-borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 3/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement will expire on March 1, 2000. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of Mr. Brodsky. All of the Group assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the Bank was modified to conform covenants to comply with those in the Credit Agreement.

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

As of February 28, 1998, the outstanding balance on the Credit Agreement with the Bank was $0.

The Company believes the results of its continued operations, together with the available Credit Line and proceeds from the recent private offering and the option and warrant exercises should be adequate to fund presently foreseeable working capital requirements.

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

Termination of Negotiations with National Medical Health Card Systems, Inc.

On June 19, 1997, the Company announced that it had commenced negotiations for a potential business combination with National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman of the Board. In January 1998 the Company terminated such negotiations with Health Card.

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

For the fiscal year ended May 31, 1997 and three months ended February 28, 1998, approximately 33% and 37% of the Company's revenues, respectively, were derived from fees associated with the SanTrax product.

The Company has been advised that MCI owns a second Katz patent (the "Second Patent") which issued last year, and is related to the Katz Patent. MCI has charged the Company with infringement of the Second Patent, but the Company does not believe that it violates the Second Patent. In addition, the Company has been advised that MCI owns a pending patent application relating to the Katz Patent. The Second Patent or the pending application could be amended by MCI. There can be no assurances that the pending patent application will not issue as a patent with claims that cover the SanTrax system, or that the Second Patent will not be amended to have claims that cover the SanTrax system.

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



                                         SANDATA, INC.
                                         (Registrant)



Date:    April 14, 1998            By:   /s/ Bert E. Brodsky
                                         Bert E. Brodsky
                                         Chairman of the Board
                                         President, Chief Executive Officer,
                                         Chief Financial Officer

 April 14, 1998



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

Re: Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending February 28, 1998 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.

                                                  Very truly yours,
                                                  Linda Scarpantonio
                                                  Legal Coordinator