Form 10KSB
period 1998-05-31
SANDATA INC
filed 1998-08-27
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended          May 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to

                         Commission file number 0-14401

                                  SANDATA, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                              11-2841799
(State or Other Jurisdict                                          (IRS Employer
Incorporation or Organization)                               Identification No.)

26 Harbor Park Drive, Port Washington, NY                              11050
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

Yes        X               No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues at May 31, 1998 was $12,826,970.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 26, 1998 was $2,596,818.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                        No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of each of the issuer's classes of common equity, as of August 27, 1998 was 2,481,482 shares.

         Transitional Small Business Disclosure Format  (check one):

Yes                        No       X

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.



                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Forward-Looking Statements

                  Certain  information  contained in this Annual  Report on Form
10-KSB (the "Form 10-KSB") includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Form 10-KSB or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with matters discussed under Item 1 "Description of Business", Item 3 - "Legal Proceedings", Item 6 - "Management's Discussion and Analysis or Plan of Operation" and Item 12 - "Certain Relationships and Related Transactions" of this Form 10-KSB.

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

Generally, in providing data processing services, the Company first receives data from its customers, then processes and generates reports based on such data. Data processing services are generally provided to customers by processing on the Company's equipment at its premises. The Company also has available software which permits information retrieval from customers' facilities which communicate with the Company's computers at its data center. This allows the Company's customers to have access to processing hardware and software without a substantial investment on their part. The Company's software is written in a variety of software languages including JAVA, COBOL, C and FoxPro.

The Company was incorporated in the State of New York in June, 1978 and reincorporated in the State of Delaware in December 1986, at which time it also assumed its present name.

Business of Issuer

Principal Products and Services

Sandsport Home Attendant Reporting Programs ("SHARP"). The Company, through its wholly-owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), provides computer services to vendor agencies which, pursuant to contracts with the Human Resources Administration ("HRA") of the City of New York, provide home attendant services to the elderly and infirm in New York City. The Federal Government offers this program (the "Home Attendant Program") to participating states and municipalities as an optional part of its Medicaid program. The Federal Government funds a substantial portion of the program and in New York City, the State Department of Social Services and New York City fund the balance of the program. In New York City, the Home Attendant Program is administered by HRA, which sub-contracts with proprietary and not-for-profit agencies ("Vendor Agencies") to provide home attendant services to those in need. HRA refers patients to Vendor Agencies which, in turn, send home attendants to patients' homes to assist in homemaking chores. Vendor Agencies also provide periodic nurse's visits to patients. Vendor Agencies enlist the Company's computer services to provide weekly time sheets, billing, payroll processing and management reports. For the fiscal years ended May 31, 1998 and 1997, approximately $4,628,000 or 37% and $4,516,000 or 40%, respectively, of the Company's total operating revenues were derived from services rendered to Vendor Agencies.

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

In conjunction with SHARP products, Sandsport has developed an electronic time card which allows the use of voice recognition technology to assist in capturing payroll information known as Sandata(R) SANTRAX(R) for its SHARP clients. Approximately twenty-five percent (25%) of the volume of SANTRAX users are other than Vendor Agencies. SANTRAX is an automated timekeeping system designed to monitor home attendants' arrival and departure times when servicing clients in their homes. In addition to collecting the arrival and departure times of the home health care workers from the visit site, SANTRAX also collects a wide range of additional information from the visit site. By collecting additional data, SANTRAX can replace the paper "duty sheet" used in home care with SANTRAX, and enable the provider organization to generate administrative savings. Some of the information provided by SANTRAX includes expense-related data such as mileage and supplies, as well as tasks performed such as bathing and skilled nursing tasks. SANTRAX works by incorporating telephone technologies into the attendance reporting process. Caregivers call their agency's own toll-free number to record their arrival and departure from the patient's side; the system automatically and immediately confirms that the assigned caregiver is at the expected place at the expected time for the approved and scheduled duration. This data is used to produce weekly payroll and to automatically prepare reimbursement submissions to first and third party payors. Reports are then generated to the customer based upon its specific requirements. Presently, the system is being utilized by several of the Company's home health care clients, with the Company receiving approximately an aggregate of 500,000 calls per week. Although no assurances can be given, it is anticipated that the SANTRAX product can be utilized by other industry applications. For the fiscal years ended May 31, 1998 and 1997, approximately $4,564,000 or 37% and $3,766,000 or 33%, respectively, of the Company's total operating revenues were derived from services rendered relating to SANTRAX (See Item 3 - "Legal Proceedings").

Data Entry  Services.

The Company, through Sandsport, provides data entry, editing and data conversion services to various social services, municipal agencies, and the private sector.

Specialized System Development and Processing.

Sandsport designs, implements and supports specialized system applications based upon its analysis of a client's particular need. Sandsport currently provides these services to an affiliate, National Medical Health Card Systems, Inc. ("Health Card"), of which Mr. Brodsky is President, a Member of the Board of Directors and a principal shareholder (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 12 - "Certain Relationships and Related Transactions").

The Company, through its SandataNet(R) product line, provides computer, communications and networking sales and services, including training, maintenance and repair services, to companies and government and professional services organizations. SandataNet also provides custom programming, software development and installation services to customers. For the fiscal years ended May 31, 1998 and 1997 approximately $646,000 or 5% and $325,000 or 3%, respectively of the Company's total operating revenues were derived from services rendered relating to SandataNet.

Seasonality

The Company's revenues are not subject to seasonal fluctuations.

Marketing and Distribution

The Company provides its computerized information processing services to a variety of users, although principally to the health care industry. Many of the Company's software programs are, upon development, adaptable to customers in related fields of enterprise. Thus, the components of the SHARP system for the Home Attendant Program - Medicaid reimbursable billing, management reports, payroll processing, tax reports - may be utilized in other settings, such as nursing homes, skilled nursing facilities, and rehabilitation facilities.

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

Customers

The Company's customer base is primarily drawn from the health care industry. During the fiscal years 1998 and 1997, the Company derived revenues from a group of customers who are all funded by one governmental agency amounting to approximately $8,416,000 or 67% and $7,905,000 or 70% of total operating revenues, respectively. The Company also derived approximately $2,307,000 or 18% and $2,171,000 or 19%, respectively, of revenue from Health Card, a related party, for data processing and computer software design services and from the rental of office space. Although the loss of any one of these customers would have a material adverse effect on the Company, the Company believes that its relationships with these customers are good (See Item 6 "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources").

Proprietary Rights

The Company filed a new United States Trademark application which renames its voice recognition timekeeping system to SANTRAX. The trademark was registered on September 16, 1997.

On March 3, 1997 the Company filed an application with the United States Patent and Trademark Office to register its SandataNet trademark. The trademark was registered on February 24, 1998.

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

See Item 3 - "Legal Proceedings" for a discussion of the proposed settlement terms of certain litigation between the Company and MCI Telecommunications Corporation.

Research and Development

The Company incurred approximately $185,000 and $276,000 during the fiscal years 1998 and 1997, respectively, on research and development. The Company incorporates its research and development into its on-going business activities. The Company's employees may develop new software programs and expand or modify existing ones. After determining that a program has reached technological feasibility, the subsequent development costs are capitalized. All other costs are expensed.

Employees

The Company and its subsidiaries employ 134 employees, including 125 full-time and 9 part-time employees. The Company believes that its success will depend in part on its ability in a highly competitive environment to attract and retain highly skilled technical, marketing and management personnel.

The Company considers its employee relations to be satisfactory. The Company is not a party to any collective bargaining agreement.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company and its subsidiaries currently occupy approximately 28,000 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of the Company's Directors ("BFS"). BFS leases the Facility from the Nassau County Industrial Development Agency (the "NCIDA"), pursuant to a lease (the "Lease"), which was assigned by the Company to BFS in November, 1996, and which expires in December 2005. BFS has the right to become the owner of the Facility upon expiration of the Lease. The Company currently pays rent to BFS in the amount of $54,030 per month. BFS also receives rent from other companies, which includes companies affiliated with the Company's Chairman, which occupy space in the Facility. The Company's facilities are adequate for current purposes (See Item 6 - "Management Discussion and Analysis or Plan of Operation
- Management's Discussion and Analysis of Financial Condition and Results of Operations - IDA/SBA Financing" for a discussion of the NCIDA and U.S. Small Business Administration financing transactions).

ITEM 3 - LEGAL PROCEEDINGS

On July 6, 1998, the Company and MCI Telecommunications Corporation ("MCI") entered into a letter of intent (the "Letter of Intent") pursuant to which the parties have agreed on the principle terms of a settlement of certain litigation pending in the United States District Court for the Eastern District of New York, captioned MCI Telecommunications Corporation v. Sandata, Inc., relating to certain alleged patent infringement by the Company (the "Litigation"). The Letter of Intent provides, among other things, that the Company will be granted a license under certain of MCI's patents (the "Patents") for use in connection with the Company's SANTRAX system and that the Company will pay MCI certain royalties.

Other than as described above, the Company is not involved in any material legal proceeding, other than which is nonmaterial and routine litigation incidental to its business.

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

                                                                 Bid Prices
                                                           High              Low
Fiscal Year Ended
May 31, 1998
First Quarter                                             $10-1/2         $7-1/2
Second Quarter                                              9-1/4          6-7/8
Third Quarter                                               8-3/8          4
Fourth Quarter                                              5-3/4          3-3/4

Fiscal Year Ended
May 31, 1997
First Quarter                                             $ 6-1/4         $2-1/4
Second Quarter                                              8-3/4          4
Third Quarter                                              11              7-3/4
Fourth Quarter                                             10-7/8          8-3/4

Holders

Management has been advised by its transfer agent (North American Transfer Co.) that the approximate number of holders of record of the Company's Common Stock, as of August 27, 1998 was 1,075.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Operations

Fiscal Years ended May 31, 1998 compared with May 31, 1997

Service fee revenues for fiscal 1998 were $12,488,327 as compared to $11,312,809 for the previous fiscal year, an increase of $1,175,518 or 10%. The increase is primarily attributable to revenues derived from SANTRAX and SandataNet.

Real estate rental income was $-0- for fiscal 1998 as compared to $134,700 for the previous fiscal year. The decrease in rental income relating to the operation of the Facility for the year ended May 31, 1998 resulted from the Company's becoming the beneficial owner and lessee of the Facility as of July
31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996 (as described below), whereby the Company became the Sublessee of the Facility.

Other income for the year ended May 31, 1998 was $263,510 as compared to $407,137 for the year ended May 31, 1997. The decrease is primarily due to the prior year recognition of a one-time license fee and a decrease in income recognized on sales/leaseback transactions. In January 1998, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $515,000, were sold for $700,000 and concurrently leased back to the Company. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $26,000 of deferred gain was recognized for the year ended May 31, 1998.

Expenses Related to Services

Operating expenses were $8,496,552 for the year ended May 31, 1998, as compared to $6,884,989 for the year ended May 31, 1997, an increase of $1,611,563 or 23%. Costs associated with SANTRAX and its operations including telephone and payroll, in addition to increases in equipment rental payments and payroll for all other product lines, were the primary factors for the increase in operating expenses.

Selling, general and administrative expenses for the year ended May 31, 1998 were $2,695,427 compared to $2,348,031 for the year ended May 31, 1997, an increase of approximately $347,396 or 15%. The increase is primarily due to an increase in legal fees relative to discovery proceedings in certain litigation with MCI Telecommunications Corporation, which amounted to approximately $235,000 for the fiscal year ended May 31, 1998 as compared with approximately $27,000 for the year ended May 31, 1997 (See "Item 3 - Legal Proceedings"), as well as approximately $117,000 in expense related to a proposed transaction with Health Card which terminated in January 1998.

Depreciation and amortization expenses were $1,460,105 for the year ended May 31, 1998, as compared to $1,358,600 for the year ended May 31, 1997, an increase of $101,505 or 7%. The increase was primarily attributable to fixed asset additions, including software capitalization costs.

Interest expense for the year ended May 31, 1998 was $56,730 as compared to $221,042 for the year ended May 31, 1997, a decrease of $164,312 or 74%. The decrease is attributable to no borrowings made by the Company against the Credit Agreement and less outstanding debt.

Expenses Related to Real Estate Operations

Operating expenses were $-0- for the year ended May 31, 1998, as compared to $246,894 for the year ended May 31, 1997.

Interest expense was $-0- for the year ended May 31, 1998 as compared to $133,918 for the year ended May 31, 1997.

The decreases in expenses relating to the operation of the Facility for the year ended May 31, 1998 resulted from the Company's becoming the beneficial owner and lessee of the Facility as of July 31, 1995 in addition to the effect of the subsequent Second Amendment transaction as of November 1, 1996 (as described below), whereby the Company became the Sublessee of the Facility. The Company has reported real estate operating expenses only through the period ended November 1, 1996.

Income Tax Expenses

Income tax expense was $27,885 and $307,000 for fiscal 1998 and 1997, respectively. The decrease in income tax expense is due to lower pretax income and recognition of a larger net operating loss carryfoward in the current year which offsets higher tax depreciation and amortization. The effective tax rates for fiscal 1998 and 1997 were 23.6% and 53.7%, respectively.

IDA/SBA Financing

On June 1, 1994, BFS Sibling Realty, Inc. ("BSRI") formerly known as Brodsky Sibling Realty, Inc., a company affiliated with certain of the Company's Directors, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition of the Company's Facility from the NCIDA, and for renovating and equipping the Facility. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

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

Liquidity and Capital Resources

The Company's working capital decreased as of May 31, 1998 to $1,454,861 as compared with $1,548,644 at May 31, 1997.

The Company has spent approximately $2,510,000 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company expects a reduction in the levels of capital expenditures in the future.

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

In connection with the closing of such private offering, an affiliate of the placement agent entered into a one year financial consulting agreement ("Financial Consulting Agreement") with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants to be exercisable until September 18, 1998 (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share). The warrants issued in such private offering, including those issued to investors as well as the assignees of the placement agent's affiliate, are redeemable by the Company under certain circumstances.

In August, 1997 the Board of Directors authorized the execution and delivery of a notice of redemption to holders of such warrants. As a result, there were a total of 166,000 warrants exercised at $7.00 per share. The net proceeds generated from warrant exercises were $1,105,827. In September, 1997 the Company withdrew its election to redeem warrants issued pursuant to the Financial Consulting Agreement discussed above.

In August 1997 pursuant to the terms of the Company's incentive stock option plan, certain officers of the Company exercised 206,667 options at an exercise price of $1.79 per share and 23,333 options at an exercise price of $1.875 per share. Other option exercises by employees of the Company amounted to an aggregate of 222 shares at an exercise price of $1.875 per share. The net proceeds generated from option exercises during the fiscal year ended May 31, 1998 were $408,693.

On July 14, 1998 Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares is to be made to the Company (i) a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually; and (ii) a portion by payment of an aggregate of $1,609 representing the par values paid in cash. The shares of Common Stock issued upon exercise have been pledged as security for the debt.

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

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, under prior agreements with the Bank, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. As of May 31, 1998, there is no balance owed to the Bank on the Credit Agreement.

The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. At May 31, 1998, the Federation owed the Company $51,865 for services rendered by the Company. On October 31, 1997 and November 30, 1997, respectively, the Company acquired a loan receivable for an aggregate of $300,000 from a third party (a portion of which was acquired from an affiliate of the Company's Chairman), due from the Federation. Such loan receivable is secured by accounts receivable due to the Federation. Shortly following the Company's acquiring such receivable, the Federation filed for bankruptcy protection. The Company has filed, among other things, claims representing monies owed to the Company with respect to the loan and the receivables. The Company has fully reserved against the loan and the receivable in the event that it does not receive payment.

As of June 1, 1998, Health Card hired 11 employees of Sandsport in order to provide development, enhancement, modification and maintenance services, previously provided by Sandsport. Sandsport was paid $200,000 in consideration of Sandsport's waiving certain rights relative to such employees. In addition, Sandsport began leasing certain computer equipment to Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from Sandsport pursuant to a verbal agreement. Sandsport is expected to continue to provide to Health Card consulting services related to Health Card's information systems (See Item 12 "Certain Relationships and Related Transactions").

The Company believes the results of its continued operations, together with the available Credit Line should be adequate to fund presently foreseeable working capital requirements.

Prospects for the Future, Trends and Other Events

The Company has not focussed its marketing activities on its HealthPro(R) System and Spectrum Solid Waste Management System products for several years. The Company believes that this will not have any significant adverse impact on the Company's financial condition or results of operations. At any time in the future the Company may decide to re-focus marketing activities on these products.

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

Year 2000

The Company believes that its computer systems and those of its major customers and suppliers are substantially Year 2000 compliant. The Company upgrades its computer systems from time to time as part of its ongoing operations.
Accordingly, it is anticipated that the Company will incur significant expenditures in connection with such upgrades. However, the Company does not expect any material effect on its results of operations or financial position solely as a result of Year 2000 compliance issues.

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

   ------------------------- --------- ====================================
                                              POSITIONS AND OFFICES
                                               PRESENTLY HELD WITH
             NAME            AGE                     THE COMPANY
   ------------------------- --------- ====================================
   ------------------------- --------- ====================================
   Bert E. Brodsky           55        Chairman of the Board, President and
                                       Treasurer
   ------------------------- --------- ====================================
   ------------------------- --------- ====================================
   Hugh Freund               60        Executive Vice President, Secretary
                                       and Director
   ------------------------- --------- ====================================
   ------------------------- --------- ====================================
   Gary Stoller              45        Executive Vice President and
                                       Director
   ------------------------- --------- ====================================
   ------------------------- --------- ====================================
   Paul J. Konigsberg        62        Director
   ------------------------- --------- ====================================
   ------------------------- --------- ====================================
   Ronald L. Fish            57        Director
   ------------------------- --------- ====================================

Bert E. Brodsky has been Chairman of the Board and Treasurer of the Company since June 1, 1983 and President since December, 1989. From August, 1983 through November, 1984, from December, 1988 through January, 1991, from February 1998 to June 1998, Mr. Brodsky served as Chairman of the Board of Health Card and since June 1998 has served as President of Health Card. From October 1983 through December 1993, Mr. Brodsky served as Chairman of the Board of Compuflight, a provider of computerized flight planning services. Since August 1980, Mr. Brodsky has served as Chairman of the Board of PW, which provides financial and consulting services to physicians. Since 1979, Mr. Brodsky has also served as President of Bert Brodsky Associates, Inc., which provides consulting services.

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

Paul J. Konigsberg served as a Director of the Company since January, 1998. Mr. Konigsberg previously served on the Company's Board of Directors from November 1987 through August 1995. Mr. Konigsberg is a certified public accountant and has been a senior partner in the accounting firm of Konigsberg Wolf & Co., P.C. since 1970. Mr. Konigsberg also serves on the Company's Audit Committee.

Ronald L. Fish served as a Director of the Company since January, 1998. Since 1975, Mr. Fish served as Administrator, Treasurer and Director of Unlimited Care Inc., a nursing services firm. Mr. Fish also serves on the Company's Audit Committee.

Each Director will hold office until the next Annual Meeting of Stockholders or until his successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his or her successor is elected or appointed and qualified.

To the Company's knowledge, based solely upon a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended May 31, 1998, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% shareholders were complied with, except with respect to (i) two Directors, each of whom filed two late reports on Form 4, each reporting one and two transactions, respectively and (ii) one Director who filed one late report on Form 4, reporting two transactions.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of Bert E. Brodsky, the Chairman and Chief Executive Officer of the Company, for the fiscal years ended May 31, 1998, 1997 and 1996, respectively, as well as named executive officers of the Company for the fiscal years ended May 31, 1998, 1997 and 1996. No other person had a total salary and bonus in excess of $100,000 for the fiscal years ended May 31, 1998, 1997 and 1996:


--------------------------- ------- ------------------------------------- ------------------------------- ===========
                                           Annual Compensation                Long-Term Compensation
--------------------------- ------- ------------ ------- ------------- ------------------------ --------- ===========
                                                                               Awards           Payouts
--------------------------- ------- ------------ ------- ------------- ------------------------ --------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
                                                            Other      Restricted  Securities             All Other
                                                            Annual     Stock       Underlying  LTIP       Compensation
                                      Salary     Bonus    Compensa-      Awards    Options/    Payouts       ($)
    Name and Principal       Year       ($)       ($)        tion         ($)       SARs (#)      ($)
         Position                                            ($)

--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
Bert E. Brodsky, Chairman    1998   200,000 (5)   -0-     13,374 (1)      -0-         -0-         -0-     20,401 (2)
       of the Board                                                                                       30,000 (3)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
Bert E. Brodsky, Chairman
       of the Board          1997     200,000     -0-     13,374 (1)      -0-       110,000       -0-     20,670 (2)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
Bert E. Brodsky, Chairman
       of the Board          1996     200,000     -0-     12,259 (1)      -0-        44,000       -0-     20,310 (2)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Hugh Freund
Executive Vice President,    1998     165,000     -0-        -0-          -0-         -0-         -0-     22,669 (2)
        Secretary                                                                                         17,066 (4)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Hugh Freund
Executive Vice President,    1997     165,000     -0-        -0-          -0-        90,000       -0-     5,605 (2)
        Secretary
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Hugh Freund
Executive Vice President,    1996     69,808      -0-     15,585 (1)      -0-        36,000       -0-     5,605 (2)
        Secretary
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Gary Stoller
 Executive Vice President    1998     115,000     -0-     22,391 (1)      -0-         -0-         -0-     16,040 (2)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Gary Stoller
 Executive Vice President    1997     108,302     -0-     22,391 (1)      -0-        50,000       -0-        -0-
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Gary Stoller
 Executive Vice President    1996     95,650      -0-     21,756 (1)      -0-        20,000       -0-     1,751 (2)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========

(1) Includes personal benefits relating to the use of Company-leased automobiles provided for business purposes from an affiliate of the Company's Chairman.

(2) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky, Mr. Freund and Mr. Stoller for life insurance policies on their lives, respectively, the benefits of which are payable to their spouses, respectively.

(3) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky for life insurance policies on his life, the benefits of which are payable to an insurance trust, of which Mrs. Brodsky is a co-Trustee.

(4) Represents insurance premiums paid by the Company on behalf of Mr. Freund for life insurance policies on his life, the benefits of which are payable to an insurance trust, of which Mr. Freund is a co-Trustee.

(5) On May 29, 1998 Mr. Brodsky signed a waiver wherein he agreed to waive his rights to an additional $300,000 of compensation due to be paid to him for the fiscal year ended May 31, 1998 pursuant to the terms of the Brodsky Employment Agreement with the Company discussed below.

Option/SAR Grants in Last Fiscal Year

No stock options were granted to executive officers of the Company during the fiscal year ended May 31, 1998.

Aggregated Option/SAR Exercise in Last Fiscal Year and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning the value of unexercised options and warrants held by executive officers of the Company, for the fiscal year ended May 31, 1998:

------------------ -------------------------- ----------------- -------------------------- ==========================
                                                                  Number of Securities       Value of Unexercised
                                                                 Underlying Unexercised    in-the-Money Options and
                                                                 Options and Warrants at      Warrants at May 31,
      Name            Shares Acquired on       Value Realized        May 31, 1998(#)                1998($)
                          Exercise(#)               ($)         Exercisable/Unexercisable  Exercisable/Unexercisable
------------------ -------------------------- ----------------- -------------------------- ==========================
------------------ -------------------------- ----------------- -------------------------- ==========================
 Bert E. Brodsky            74,000                607,540               658,667/0                 1,542,448/0
------------------ -------------------------- ----------------- -------------------------- ==========================
------------------ -------------------------- ----------------- -------------------------- ==========================
   Hugh Freund              43,000                353,030               162,000/0                  276,840/0
------------------ -------------------------- ----------------- -------------------------- ==========================
------------------ -------------------------- ----------------- -------------------------- ==========================
  Gary Stoller              46,667                383,136               110,000/0                  204,900/0
------------------ -------------------------- ----------------- -------------------------- ==========================


On July 14, 1998 Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares is to be made to the Company (i) a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually; and (ii) a portion by payment of an aggregate of $1,609 representing the par values paid in cash. The shares of Common Stock issued upon exercise have been pledged as security for the debt.


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

Effective February 1, 1997, the Company and Mr. Brodsky entered into the Brodsky Employment Agreement providing for, among other things, compensation at the annual rate of $500,000 or lesser amount if mutually agreed, plus such bonuses or additional compensation that the Board of Directors of the Company may, on the basis of improvements in the Company's performance or other reasonable criteria, deem appropriate. During the 5-year term of the Brodsky Employment Agreement, the employee shall also be provided with a full-time use of a Company automobile, six (6) weeks paid vacation annually and group medical insurance and other benefits or programs which the Company establishes or has made available to its employees. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal year ended May 31, 1998 and has signed a waiver evidencing his agreement to such reduction.

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


======================================= ----------------------------------------- =========================================

Name of Director and Name and Address                                                      Approximate Percentage
         of Beneficial Owner                        Number of Shares                        of Outstanding Shares
======================================= ----------------------------------------- =========================================
Bert E. Brodsky
26 Harbor Park Drive
Port Washington, NY                            835,809  (1)                               33.7%  (1)
======================================= ----------------------------------------- =========================================
Hugh Freund
26 Harbor Park Drive
Port Washington, NY                            238,493  (2)                                 9.6%  (2)
======================================= ----------------------------------------- =========================================
Gary Stoller
26 Harbor Park Drive
Port Washington, NY                            252,786  (3)                                 9.9%  (3)
======================================= ----------------------------------------- =========================================
Steven N. Bronson
201 South Biscayne Boulevard
Suite 2950
Miami, FL  33131                                136,950  (4)                               5.3%  (4)
======================================= ----------------------------------------- =========================================
James S. Cassel
201 South Biscayne Boulevard
Suite 2950
Miami, FL  33131                                  79,100  (5)                             3.1%  (5)
======================================= ----------------------------------------- =========================================
Private Opportunity Partners
II, Ltd. FL Limited Partnership
201 South Biscayne Boulevard
Suite 2950
Miami, FL  33131                                  71,593  (6)                             2.9%  (6)
======================================= ----------------------------------------- =========================================
Paul J. Konigsberg
Konigsberg Wolf & Co.
440 Park Avenue South                               8,000                                   *
New York, NY 10016
======================================= ----------------------------------------- =========================================
Ronald L. Fish
Unlimited Care Inc.
245 Main Street                                            --                              --
White Plains, NY 10601
======================================= ========================================= =========================================
All executive officers and Directors
as a group (5 persons)                       1,622,731  (1)(2)(3)                       59.8%  (1)(2)(3)
======================================= ========================================= =========================================



(1) Includes 68,352 shares of the Company's Common Stock owned by the trusts established for the benefit of Mr. Brodsky's four children, of which Mr. Brodsky is a trustee.

(2) Excludes 8,000 shares of Common Stock owned by Mr. Freund's adult children; excludes 83,000 shares of Common Stock owned by Mr. Freund's wife. As set forth in Mr. Freund's Schedule 13G, filed with the SEC on February 6, 1998, Mr. Freund disclaims any beneficial interest in, or voting or dispositive control over, such shares.

(3) Includes presently exercisable options to purchase 20,000 shares of Common Stock at $2.34 per share under the 1995 Plan; includes presently exerciable options to purchase 50,000 shares of Common Stock at $2.61 per share under the 1995 Plan. Includes 21,000 shares of Common Stock owned by trusts established for the benefit of Mr. Stoller's children of which Mr. Stoller is a trustee.

(4) Includes 50,600 shares issuable upon the exercise of currently exercisable warrants, which were due to expire on December 22, 1997, which expiration date has been extended until September 18, 1998, at $5.00 per share and 34,600 shares issuable upon the exercise of currently exercisable warrants, which expire on December 22, 1998, at $7.00 per share. Excludes 47,500 shares beneficially owned by Private Opportunity Partners II, L.P., a Florida limited partnership ("POP"). Mr . Bronson is the President of the corporate general partner of POP. Mr. Bronson has advised the Company that he disclaims beneficial ownership of the shares beneficially owned by POP.

(5) Includes 30,800 shares issuable upon the exercise of currently exercisable warrants, which were due to expire on December 22, 1997, which expiration date has been extended to September 18, 1998, at $5.00 per share and 20,800 shares issuable upon the exercise of currently exercisable warrants, which expire on December 22, 1998, at $7.00 per share. Excludes 4,000 shares beneficially owned by Mr. Cassel's children. Mr. Cassel has advised the Company that he disclaims beneficial ownership of the shares beneficially owned by his children.

(6) Includes 23,750 shares issuable upon the exercise of currently exercisable options, which expire on December 22, 2001, and 343 shares owned by the corporate general partner of POP.

* Less than one percent (1%)

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

Advances and Loans to Affiliates

In July 1994 the Company advanced certain fees on behalf of Bert Brodsky, Hugh Freund, Gary Stoller, Leland H. Freund and Emily B. Freund (collectively, the "Proponents") arising from a 1994 proposal by the Proponents to take the Company "private" for purposes of the Federal Securities Laws which they subsequently withdrew. These fees were repaid by the Proponents in August 1997.

At May 31, 1997, the Company was owed approximately $138,000 from a company affiliated with the officers of the Company. Subsequent to May 31, 1997, the Company received approximately $18,000 and a promissory note for the balance due. The note is payable in 24 monthly payments of principal and interest at 8% commencing September 1, 1997. The Company deferred principal payments from April, 1998 to October, 1998, at which time principal and interest payments will resume. At May 31, 1998, the Company was owed approximately $87,000 on such note.

During the fiscal year ended May 31, 1998 the Company paid an aggregate of $35,765 on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

Sale/Leaseback Transaction

In March 1997, Sandsport assigned its $200,000 option to purchase the assets leased pursuant to the 1997 Sale/Leaseback Transaction to PWCC, an affiliate of the Company's Chairman. PWCC acquired the purchase option in consideration for posting a letter of credit to secure the purchase option obligation. Subsequent to March 1997, PWCC assigned the purchase option to a third party which is not affiliated with the Company. Reference is made to Note 8 for a discussion of additional sale/leaseback transactions.

Registration Statement

On June 3, 1997 the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3 (the "Registration Statement") which covered, among other things, the reoffer of 820,213 shares of common stock beneficially owned by Bert Brodsky, 255,696 shares of common stock beneficially owned by Hugh Freund and 162,231 shares of common stock beneficially owned by Gary Stoller (See Item 11 "Security Ownership of Certain Beneficial Owners and Management").

On July 14, 1997 the Company filed a Registration Statement on Form S-8 relative to reofferings of shares of Common Stock of the Company which may be acquired pursuant to stock option plans.

In August 1997 pursuant to the terms of the Company's incentive stock option plan, certain officers of the Company exercised 206,667 options at an exercise price of $1.79 per share and 23,333 options at an exercise price of $1.875 per share. Other option exercises by employees of the Company amounted to an aggregate of 222 shares at an exercise price of $1.875 per share. The total proceeds generated from option exercises during the fiscal year ended May 31, 1998 were $414,100.

On July 14, 1998 certain officers and directors, among others, of the Company exercised options and warrants to purchase an aggregate of 921,334 shares of Common Stock (See "Item 6 - Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the option/warrant exercises).

National Medical Health Card Systems, Inc.

The Company derives revenue from Health Card, a company affiliated with the Company's Chairman of the Board, principally for computer software design services. The revenues generated from Health Card amounted to approximately $2,307,000 and $2,171,000 for the years ended May 31, 1998 and 1997, respectively. Included in the current year revenues are billings of approximately $2,036,000 for computer software design services. Subsequent to May 31, 1998, the Company received $293,389 from Health Card in full payment of amounts due, which totalled $293,389 at May 31, 1998 (See "Item 6 - Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Equipment Leases

The Company leases various equipment from a company affiliated with the Company's Chairman. The equipment is leased on a monthly basis at a rate of approximately $24,000 per month.

Medical Arts Office Services, Inc.

For purposes of the Federal Securities Laws, Medical Arts Office Services, Inc. ("MAOS") may be deemed an affiliate of the Company. During the fiscal years ending May 31, 1998, and May 31, 1997, MAOS provided the Company with accounting, bookkeeping and paralegal services. For the fiscal years ended May 31, 1998 and 1997 the total payments made by the Company to MAOS were $223,813 and $223,395 , respectively.

Federation of Puerto Rican Organizations

The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. At May 31, 1998, the Federation owed the Company $51,865 for services rendered by the Company. On October 31, 1997 and November 30, 1997, respectively, the Company acquired a loan receivable for an aggregate of $300,000 from a third party (a portion of which was acquired from an affiliate of the Company's Chairman), due from the Federation. Such loan receivable is secured by accounts receivable due to the Federation. Shortly following the Company's acquiring such receivable, the Federation filed for bankruptcy protection. The Company has filed, among other things, claims representing monies owed to the Company with respect to the loan and the receivables. The Company has fully reserved against the loan and the receivable in the event that it does not receive payment.

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

4(B) Revolving Credit Agreement dated as of April 20, 1995 by and among Sandsport Data Services, Inc. and Marine Midland Bank (1)

4(C) Nassau County Industrial Development Agency Industrial Development Revenue Bonds (1994 Brodsky Sibling Realty Inc. Project) Assumption and Amendment of Certain Agreements dated July 1, 1995 (1)

4(D) Loan Agreement dated August 11, 1995 between Sandata, Inc. and Long Island Development Corporation (1)

4(E) "504" Note dated August 11, 1995 from the Long Island Development Corporation to Sandata, Inc. (1)

4(F) Nassau County Industrial Development Agency Industrial Development Revenue Bonds (1994 Brodsky Sibling Realty Inc. Project) Assumption and Amendment of Certain Agreements dated November 1, 1996

4(G) Revolving Credit Agreement dated as of April 18, 1997 by and among Sandsport Data Services, Inc. and Marine Midland Bank

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

10(P) Form of Subscription Agreement dated September 12, 1996 (2)

10(Q) Form of Common Stock Purchase Warrant ($5.00 Exercise Price) (2)

10(R) Form of Common Stock Purchase Warrant ($7.00 Exercise Price) (2)

10(S) Form of Redeemable Common Stock Purchase Warrant (2)

10(T) Employment Agreement dated February 1, 1997 between the Registrant and Bert E. Brodsky (3)

10(U) Form of Pledge Agreement

10(V) Form of Non-Negotiable Promissory Note

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

(3) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 1997.

(b) Reports on Form 8-K

None.

                                  SANDATA, INC.

                     FINANCIAL STATEMENTS COMPRISING ITEM 7
                            OF REPORT ON FORM 10-KSB
                      TO SECURITIES AND EXCHANGE COMMISSION
                             YEAR ENDED MAY 31, 1998



                         Sandata, Inc. and Subsidiaries


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Financial Statements

Consolidated Balance Sheets as of May 31, 1998 and 1997                F-3 - F-4

Consolidated Statements of Income for the years ended May 31, 1998
and 1997                                                                     F-5

Consolidated Statements of Shareholders' Equity for the years
ended May 31, 1998 and 1997                                                  F-6

Consolidated Statements of Cash Flows for the years ended May 31, 1998 and 1997
                                                                             F-7

Notes to Consolidated Financial Statements                            F-8 - F-22




                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
of Sandata, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Sandata, Inc. and Subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandata, Inc. and Subsidiaries as of May 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Marcum & Kliegman LLP


Woodbury, New York
July 24, 1998

                         Sandata, Inc. and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS

                                     May 31,


                               ASSETS                                                       1998                     1997

CURRENT ASSETS
       Cash and cash equivalents                                                         $1,794,947              $1,200,014
       Accounts receivable, net of allowance for doubtful accounts
           of $443,000 and $331,000 at 1998 and 1997, respectively                        1,611,457               1,254,589
       Receivables from affiliates                                                          619,687                 949,906
       Receivable from former affiliate                                                         ---                  12,074
       Notes receivable - officers                                                              ---                 102,867
       Inventories                                                                           27,003                  16,335
       Prepaid expenses and other current assets                                            140,873                 212,114

                  Total Current Assets                                                    4,193,967               3,747,899

FIXED ASSETS, NET                                                                         5,814,381               5,279,512

OTHER ASSETS
       Notes receivable                                                                     100,000                 100,000
       Cash surrender value of officer's life insurance, security
           deposits and other                                                               525,281                 411,137

                  Total Assets                                                          $10,633,629              $9,538,548








                                  See notes to consolidated financial statements

                         Sandata, Inc. and Subsidiaries

                                     May 31,

                  LIABILITIES AND SHAREHOLDERS' EQUITY                                      1998                     1997

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                             $2,507,042              $1,691,456
       Current portion of long-term debt                                                     22,296                 267,864
       Deferred/unearned revenue                                                             23,410                   2,733
       Deferred income                                                                      186,358                 237,202

                  Total Current Liabilities                                               2,739,106               2,199,255

LONG-TERM DEBT                                                                                  ---               1,034,201

DEFERRED INCOME                                                                             215,945                 243,305

DEFERRED INCOME TAXES                                                                       382,000                 370,000

                  Total Liabilities                                                       3,337,051               3,846,761

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common stock; par value $.001;  authorized 3,000,000 shares in 1998 and  1997,  1,560,149  and  1,216,727  shares  issued  in 1998 and 1997, respectively; 1,560,149  and  1,163,955  shares  outstanding
         in 1998 and 1997, respectively                                                       1,560                   1,216
       Additional paid in capital                                                         4,173,091               2,795,801
       Retained earnings                                                                  3,121,927               3,031,656
                                                                                          7,296,578               5,828,673

       Less  Treasury  stock - at  cost (0 and 52,772  shares  in  1998  and
         1997, respectively)                                                                    ---                (136,886)

                  Total Shareholders' Equity                                              7,296,578               5,691,787

                  Total Liabilities and Shareholders' Equity                            $10,633,629              $9,538,548




                         See notes to consolidated financial statements

                         Sandata, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                               Years ended May 31,

                                                                                            1998                     1997

REVENUES:
       Service fees                                                                     $12,488,327             $11,312,809
       Real estate rental income                                                                ---                 134,700
       Other income                                                                         263,510                 407,137
       Interest income                                                                       75,133                  26,823
                                                                                         12,826,970              11,881,469
COSTS AND EXPENSES:
       Service Fees:
           Operating                                                                      8,496,552               6,884,989
           Selling, general and administrative                                            2,695,427               2,348,031
           Depreciation and amortization                                                  1,460,105               1,358,600
           Interest expense                                                                  56,730                 221,042
                                                                                         12,708,814              10,812,662
       Real Estate:
           Operating                                                                            ---                 246,894
           Depreciation and amortization                                                        ---                  47,302
           Interest expense                                                                     ---                 133,918
           Real estate taxes                                                                    ---                  71,012
                                                                                                ---                 499,126

TOTAL COSTS AND EXPENSES                                                                 12,708,814              11,311,788

Earnings from operations before income taxes                                                118,156                 569,681

       Income tax expense                                                                    27,885                 307,000

NET EARNINGS                                                                          $      90,271           $     262,681

BASIC EARNINGS PER SHARE                                                              $         .06           $         .28

DILUTED EARNINGS PER SHARE                                                            $         .04           $         .14





                 See notes to consolidated financial statements

                         Sandata, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Years ended May 31, 1998 and 1997



                                     Common      Stock             Additional
                                 --------------- -------------      Paid-in           Retained        Treasury
                                     Shares         Amount          Capital           Earnings          Stock           Total

Balance at June 1, 1996                 816,727    $    816          $1,279,710      $2,768,975       $(136,886)      $3,912,615
Sale of common stock in
connection with private
offering                                400,000         400           1,516,091             ---              ---       1,516,491

Net earnings                                ---         ---             262,681             ---         262,681

Balance at May 31, 1997               1,216,727        $1,216        $2,795,801      $3,031,656       $(136,886)      $5,691,787
Effect of fractional shares
paid out in cash                           (28)           ---               ---             ---              ---             ---

Exercise of common stock
purchase warrants                       166,000           166         1,105,661             ---              ---       1,105,827

Exercise of common stock
options                                 230,222           230           408,463             ---              ---         408,693

Reissuance of treasury stock
                                       (52,772)          (52)          (136,834)            ---           136,886             ---

Net earnings                               ---            ---               ---          90,271               ---          90,271

Balance at May 31, 1998               1,560,149        $1,560          $4,173,091     $3,121,927               ---     $7,296,578











                 See notes to consolidated financial statements

                         Sandata, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Years ended May 31,

                                                                                           1998                   1997
Cash flows from operating activities:
    Net earnings                                                                        $  90,271            $  262,681
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                                                  1,460,105             1,405,902
         (Gain) on disposal of fixed assets                                              (184,642)             (375,714)
         (Gain) on transfer of facility                                                       ---               (15,586)
         Provision for losses on accounts receivable                                      112,542               (19,481)
         (Decrease) in deferred income                                                   (262,846)             (277,989)
         Recognition of deferred revenue                                                  (53,780)              (19,300)
         Deferred tax provision                                                            12,000               287,000
           (Increase) decrease in operating assets
                Accounts receivable                                                      (469,410)              (54,203)
                Receivables from affiliates                                               330,219              (759,271)
                Receivable from former affiliate                                           12,074                14,184
                Notes receivable - officers                                               102,867                   ---
                Inventories                                                               (10,668)               11,637
                Prepaid expenses and other current assets                                  71,241               (39,217)
                Other assets                                                             (114,144)                 (454)
         Increase in operating liabilities
                Accounts payable and accrued expenses                                     815,586               669,396
                Deferred revenue                                                           74,457                17,734
                Deferred income                                                           184,642               375,714
           Net cash provided by operating activities                                    2,170,514             1,483,033
Cash flows from investing activities:
         Purchases of fixed assets                                                     (2,510,332)           (1,941,372)
         Proceeds from sale/leaseback transactions                                        700,000             1,906,000
         Issuance of notes receivable                                                         ---              (100,000)
         Collection of note receivable - former affiliate                                     ---                77,100
           Net cash used in investing activities                                       (1,810,332)              (58,272)
Cash flows from financing activities:
         Proceeds from stock transactions                                               1,514,520             1,516,491
         Principal payments on term loans                                                (279,769)             (609,638)
         Proceeds from line of credit                                                         ---             3,750,000
         Principal payments on line of credit                                          (1,000,000)           (3,788,000)
         Proceeds from notes payable - affiliates                                             ---             3,010,000
         Principal payments on notes payable - affiliates                                     ---            (4,472,000)
           Net cash provided by (used in) financing activities                            234,751              (593,147)

Increase in cash and cash equivalents                                                     594,933               831,614
Cash and cash equivalents at beginning of year                                          1,200,014               368,400
Cash and cash equivalents at end of year                                            $   1,794,947         $   1,200,014

Supplemental Disclosure of Noncash Investing and Financing Activities: As of November 1, 1996 a company affiliated with the Directors of the Company assumed certain lease obligations relative to the transfer of a facility in the amount of $3,140,884.

                 See notes to consolidated financial statements

                         Sandata, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

b. Nature of Business and Economic Dependency

Sandata, Inc. and Subsidiaries (the "Company") are primarily engaged in the business of providing computerized data processing services and custom software and programming services using Company-developed and licensed software principally to the healthcare industry. The Company primarily operates in the New York metropolitan area. During fiscal years 1998 and 1997, the Company received revenues from a group of customers who are all funded by one governmental agency, amounting to approximately $8,416,000 and $7,905,000, respectively.

c. Fixed Assets

Fixed assets are recorded at cost. Depreciation and amortization are computed principally by the straight-line method over the lesser of the estimated useful lives or lease terms of the related assets.

d. Income Taxes

The Company uses the liability method to account for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns.

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

g. Net Earnings Per Common Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Option No. 15 "Earnings per Share" ("APB 15"), with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB 15. The Company adopted SFAS 128 in the third quarter of fiscal 1998 and has restated all prior periods in its financial statements.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 1,478,419 at May 31, 1998 and 922,288 at May 31, 1997. Diluted earnings per share are based on the weighted-average

NOTE 1 (Continued)

number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows:
2,246,206 at May 31, 1998 and 1,864,463 at May 31, 1997.

h. Revenue Recognition

The Company recognizes revenues and direct costs as the contractual service is rendered and the expense associated with such service is incurred. Revenues from hardware and software maintenance contracts are deferred and recognized over the life of the contracts.

i. Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of May 31, 1998.

j. Statement of Cash Flows

The Company paid income taxes of approximately $25,000 and $7,000 and interest of approximately $57,000 and $355,000 for the years ended May 31, 1998 and 1997, respectively.

k. Use of Estimates in the Financial Statements

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

l. Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has long-term debt instruments which it believes are stated at estimated fair market value.

m. Stock Options

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company continues to account for its stock-based compensation plans in accordance with the provisions of APB 25 and will provide pro forma disclosure in accordance with SFAS 123 if material.

n. Effect of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and display of comprehensive income.

Among other disclosures, SFAS 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the way that public enterprises report information about operating segments. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires separate disclosures for different operating segments.

NOTE 1 (Continued)

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company does not expect that adoption of these standards will significantly impact its financial statements.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS 132 is not expected to significantly impact the Company's financial statements.

NOTE 2 - FIXED ASSETS

Fixed assets consist of the following:


                                                                 Useful                           May 31,
                                                                  Life                     1998              1997
         Computer equipment and software costs                    5 years             $ 9,391,943       $ 7,484,857
         Furniture, fixtures and automobiles                    4-7 years                 304,580           299,138
         Leasehold improvements                                  10 years               2,421,036         2,421,036

                                                                                      $12,117,559       $10,205,031

         Less accumulated depreciation and amortization                                 6,303,178         4,925,519
                                                                                      $ 5,814,381       $ 5,279,512


Depreciation and amortization expense relating to fixed assets (other than software costs) amounted to approximately $586,000 and $642,000 in 1998 and 1997, respectively.

Unamortized software costs amounted to approximately $2,990,000 and $2,252,000 at May 31, 1998 and 1997, respectively. Amortization expense for these costs totaled approximately $874,000 and $764,000 in 1998 and 1997, respectively.

Research and development expenses amounted to approximately $185,000 and $276,000 in 1998 and 1997, respectively.

NOTE 3 - DEBT

Credit Agreement

On April 18, 1997, the Company's wholly owned subsidiary Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with the a bank ( the "Bank") in the amount of $3,000,000. The unpaid balance of any loans under the Credit Agreement bear interest at either the Bank's prime rate or the adjusted LIBOR rate, as defined in the Credit Agreement, and will be paid quarterly. The Company was required to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. Any indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group as well as a collateral assignment of $2,000,000 of life insurance payable on the life of a key officer of the Company. All of the Group assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. In addition, the Company is required to maintain certain financial and restrictive covenants. The Credit Agreement will expire on March 1, 2000, at which time any outstanding principal balance will be due and payable. As of May 31, 1998, there is no balance owed to the Bank under the Credit Agreement.

Long Term Debt

Long-term debt at May 31, 1998 and 1997 was as follows:

                                                                                 1998               1997

         8.7% Term Loan payable to affiliate, due 1998                       $  10,401          $  135,405
         8.91% Term Loan payable to affiliate, due 1998                         11,895             166,660
         Variable Rate Term Loan under Credit Agreement                             --           1,000,000
                                                                                22,296           1,302,065

         Less: current portion of long-term debt                                22,296             267,864

         Long-term debt                                                      $      --          $1,034,201

NOTE 3 (Continued)

The Term Loans payable to affiliates represent assumed indebtedness owed to affiliates of the Company's Chairman and were incurred by the affiliates in connection with the construction of improvements to the Company's office space (the "Facility"). The loans are collateralized by the assets of the primary obligor, BFS Realty, LLC ("BFS"), an affiliate of the Company's Directors, from whom the Company leases office space at the Facility. The loans are guaranteed by the Company's Chairman (see Note 6).

NOTE 4 - INCOME TAXES

         The income tax expense is comprised of the following:


                                                                                 Year ended May 31,
                                                                               1998              1997
         Current
                  Federal                                              $        ---        $    3,000
                  State                                                       15,885           17,000

         Deferred - Federal and state                                         12,000          287,000
                                                                           $  27,885         $307,000


         The Company's effective income tax rate differs from the statutory U.S.
         Federal income tax rate as a result of the following:

                                                                                    Year ended May 31,
                                                                                  1998              1997

         Statutory U.S. federal tax rate                                           34.0%            34.0%
         State taxes                                                               15.9              3.2
         Net operating loss carryforwards                                        (204.0)           (25.9)

         Impact of changes in items giving rise to deferred taxes:
             Depreciation and amortization                                        158.9             29.2
             Deferred revenue                                                      25.8             (6.7)
             Other                                                                 (7.0)            19.9

                                                                                   23.6%            53.7%


As of May 31, 1998 and 1997 depreciation and amortization gave rise to deferred tax liabilities of approximately $1,047,000 and $860,000, respectively. Allowance for doubtful accounts, employee benefit accruals, deferred gains, net operating loss carryforwards and contribution carryovers gave rise to deferred tax assets of approximately, $665,000 and $490,000, respectively. These amounts are presented net in the consolidated balance sheet as of May 31, 1998 and 1997, as a noncurrent deferred tax liability.

At May 31, 1998, the Company had net operating loss carryforwards for tax purposes of $689,000, expiring at various dates through 2013.

NOTE 5- COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases office space at the Facility from BFS (see Note 6). Total office space and equipment rental expense under operating leases amounted to approximately $2,173,000 and $1,728,000 in fiscal 1998 and 1997, respectively. The Company paid rent in the amount of $604,350 and $340,200 to BFS for the years ended May 31, 1998 and May 31, 1997, respectively.

The Company has obligations to pay rental expense in connection with seven sale/leaseback transactions. The rental expenses amounted to approximately $1,025,900 and $773,600 for the years ended May 31, 1998 and 1997 respectively. (See Note 8).

In connection with a February 1995 sale/leaseback, the Company previously issued irrevocable letters of credit in an aggregate amount of $375,000 for the benefit of the lessor. One letter of credit in the amount of $225,000 is cancellable if the Company meets certain financial covenants. This same letter of credit has been extended until the earlier of the Company's meeting such financial covenants or the termination of the June 1995 lease with the same lessor. The other letter of credit in the amount of $150,000 expired upon the termination of the February 1995 lease.

Future minimum lease payments for all noncancellable operating leases at May 31, 1998 are as follows:

                                                                          Amount
                  Year ending May 31,
                           1999                                       $1,781,480
                           2000                                        1,663,094
                           2001                                          890,948
                           2002                                          664,212
                           2003                                          648,360
                           Thereafter                                    864,480

                                                                      $6,512,574

Litigation

On July 6, 1998, the Company and MCI Telecommunications Corporation ("MCI") entered into a letter of intent (the "Letter of Intent") pursuant to which the parties have agreed on the principle terms of a settlement of certain litigation pending in the United States District Court for the Eastern District of New York, captioned MCI Telecommunications Corporation v. Sandata, Inc., relating to certain alleged patent infringement by the Company (the "Litigation"). The Letter of Intent provides, among other things, that the Company will be granted a license under certain of MCI's patents (the "Patents") for use in connection with the Company's SANTRAX system and that the Company will pay MCI certain royalties.

Employment and Deferred Compensation Agreements

On February 1, 1997 the Company and Mr. Brodsky entered into an employment agreement for a five year term (the "Brodsky Employment Agreement"). Among other things, the Brodsky Employment Agreement provides compensation at the annual rate of $500,000 or a lesser amount if mutually agreed. The Brodsky Employment Agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal year ended May 31, 1998 and has signed a waiver evidencing his agreement to such reduction.

The Company also has a deferred compensation agreement with Mr. Brodsky pursuant to which the Company will pay (i) to Mr. Brodsky a lump sum ranging from $75,000 to $255,000 if he voluntarily terminates his employment with the Company after attaining 55 years of age (ii) to Mr. Brodsky's beneficiary a lump sum ranging from $200,000 to $450,000 in the event of Mr. Brodsky's death during the term of his employment with the Company. The amount of the payment is dependent upon the age of Mr. Brodsky at the time of termination or death. The Company has obtained insurance on Mr. Brodsky's life to fund its obligations under the above agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS

a. On June 1, 1994, BFS Sibling Realty, Inc. ("BSRI") formerly known as Brodsky Sibling Realty, Inc., a company affiliated with certain of the Company's Directors, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition of the Company's Facility from the NCIDA, and for renovating and equipping the Facility. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

NOTE 6 (Continued)

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

b. The Company derives revenue from a company affiliated with the Company's Chairman of the Board for data processing services and computer software design. The revenues generated from this company, amounted to $2,307,000 and $2,171,000 for the years ended May 31, 1998 and 1997, respectively. At May 31, 1998, the Company was owed approximately $293,000 by such affiliate, which was received in full subsequent to May 31, 1998.

As of June 1, 1998, this affiliate hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $200,000 in consideration of the Company's waiving certain rights relative to such employees. In addition, the Company began leasing certain computer equipment to this affiliate for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from the Company pursuant to a verbal agreement. The Company is expected to continue to provide to this affiliate consulting services related to this affiliate's information systems.

c. The Company is indebted under two Term Loans to affiliates of the Company's Chairman, as described in Note 3. Each of the foregoing loans were incurred in connection with the construction of improvements to the Facility, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman.

d. The Company makes various lease payments to certain affiliated companies. The payments are for: equipment rental, which was $366,796 and $367,228 in fiscal 1998 and 1997, respectively, and rent for the Facility which was $604,350 and $340,200 in fiscal 1998 and 1997, respectively.

e. Due from Officers at May 31, 1997 in the amount of $102,867, represented the amount advanced by the Company to pay certain fees arising from a proposed privatization, which was withdrawn in December 1994. These notes were repaid by the officers in August 1997.

f. At May 31, 1997, the Company was owed approximately $138,000 from a company affiliated with the officers of the Company. Subsequent to May 31, 1997, the Company received approximately $18,000 and a promissory note for the balance due. The note is payable in 24 monthly payments with interest at 8% commencing September 1, 1997. The Company deferred principal payments from April, 1998 to

NOTE 6 (Continued)

October, 1998, at which time principal and interest payments will resume. At May 31, 1998, the Company was owed approximately $87,000 on such note.

g. On June 3, 1997 the Securities Exchange Commission declared effective the Company's registration statement on Form S-3 (the "Registration Statement") which covered, among other things, the reoffer of 820,213 shares of common stock beneficially owned by Mr. Brodsky and 417,927 shares beneficially owned by two directors and executive officers of the Company.

h. For the purposes of the Federal Securities Laws, Medical Arts Office Services, Inc. ("MAOS") may be deemed an affiliate of the Company. During the fiscal years ended May 31, 1998 and May 31, 1997, MAOS provided the Company with accounting, bookkeeping and paralegal services. For the fiscal years ended May 31, 1998 and 1997 the total payments made by the Company to MAOS were $223,813 and $223,395, respectively.

NOTE 6 - (Continued)

i. The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. At May 31, 1998, the Federation owed the Company $51,865 for services rendered by the Company. On October 31, 1997 and November 30, 1997, respectively, the Company acquired a loan receivable for an aggregate of $300,000 from a third party (a portion of which was acquired from an affiliate of the Company's Chairman), due from the Federation. Such loan receivable is secured by accounts receivable due to the Federation. Shortly following the Company's acquiring such receivable, the Federation filed for bankruptcy protection. The Company has filed, among other things, claims representing monies owed to the Company with respect to the loan and the receivables. The Company has fully reserved against the loan and the receivable in the event that it does not receive payment.

NOTE 7 - SHAREHOLDERS' EQUITY

a. Common Stock Purchase Warrants

At May 31, 1998, there were outstanding and exercisable 400,000 common stock purchase warrants issued to the Company's Chairman. For each warrant, the Chairman may purchase one share of common stock at $1.38 per share, which represented the fair market value of the Company's common stock at the date of issuance of the warrants, which expire in 2001.

b. Private Offering and Related Common Stock Purchase Warrants

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

In connection with the closing of such private offering, an affiliate of the placement agent entered into a one year financial consulting agreement ("Financial Consulting Agreement") with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants to be exercisable until September 18, 1998 (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share). The warrants issued in such private offering, including those issued to investors as well as the assignees of the placement agent's affiliate, are redeemable by the Company under certain circumstances.

In August, 1997 the Board of Directors authorized the execution and delivery of a notice of redemption to holders of such warrants. As a result, there were a total of 166,000 warrants exercised at $7.00 per share. The net proceeds generated from warrant exercises were $1,105,827.

In September, 1997 the Company withdrew its election to redeem warrants issued pursuant to the Financial Consulting Agreement discussed above.

c. Stock Options

The Company has stock options outstanding under three stock option plans. At May 31, 1998, there were 2,536 options outstanding under an incentive stock option

NOTE 7 (Continued)

plan adopted in October 1984 and subsequently amended. Options granted under this plan were granted at exercise prices not less than fair market value on the date of grant. Options outstanding under this plan expire in 2001. No additional options may be granted under this plan. During 1998, certain officers of the Company exercised 206,667 options at an exercise price of $1.79 per share and 23,333 options at an exercise price of $1.875 per share under this plan. Other option exercises under this plan amounted to 222 shares at an exercise price of $1.875 per share. Net proceeds generated from option exercises during fiscal 1998 were $408,693.

At May 31, 1998, there were 141,334 options outstanding under a nonqualified stock option plan adopted in November, 1986 and subsequently amended. Options outstanding under this plan expire in 2001. No additional options may be granted under this plan.

At May 31, 1998, there were also 450,000 incentive options outstanding under a stock option plan adopted in January 1995, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that options be granted at exercise prices not less than the fair market value at the date of grant, over a ten-year period. All options outstanding under this plan are exercisable at May 31, 1998 at prices ranging from $1.38 to $2.61 per share over a period of five years from date of grant.

On July 14, 1997 the Company filed a Registration Statement on Form S-8 relative to reofferings of shares of Common Stock of the Company which may be acquired pursuant to stock option plans.

Summary information with respect to the stock option plans follows:

                                                       Range of                 Outstanding      Outstanding
                                                       exercise                     options          options
                                                       prices ($)                   granted       exercisable

              Balance, June 1, 1997                    1.38 - 2.34                 575,259           575,259
              Granted                                  2.61                        250,000           250,000
              Canceled                                 1.875                        (1,167)           (1,167)
              Balance, May 31, 1997                    1.38 - 2.61                 824,092           824,092
              Exercised                                1.79 - 1.875               (230,222)         (230,222)
              Balance, May 31, 1998                    1.38 - 2.61                 593,870           593,870

On July 14, 1998 Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares is to be made to the Company (i) a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually; and (ii) a portion by payment of an aggregate of $1,609 representing the par values paid in cash. The shares of Common Stock issued upon exercise have been pledged as security for the debt.

NOTE 8 - SALE/LEASEBACK TRANSACTIONS

The Company is a party to various sale/leaseback transactions involving certain fixed assets. Gains on these transactions have been deferred and are being recognized over the lives of the related leases, ranging from thirty-six (36) to sixty (60) months. Approximately $263,000 and $278,000 of the deferred gains were recognized in fiscal 1998 and 1997, respectively. Included in these amounts are the effects of sale/leaseback transactions entered into fiscal 1998 and 1997, as follows:

In June 1996, the Company entered into a sale/leaseback transaction of certain fixed assets (principally furniture, fixtures, computer hardware and equipment). The fixed assets, which had a net book value of approximately $657,000, were sold for $925,000. The resulting gain of approximately $268,000 was recorded as deferred income and is being recognized over the life of the lease, which is forty-eight (48) months. Approximately $67,000 of the deferred gain was recognized for fiscal 1998 and 1997, respectively.

In March 1997, the Company entered into a sale/leaseback transaction of certain fixed assets (principally computer hardware and software). The fixed assets, which had a net book value of approximately $874,000, were sold for $981,000. The resulting gain of approximately $107,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-eight (38)

NOTE 8 (Continued)

months. Approximately $34,000 and $6,000 of the deferred gain was recognized for fiscal 1998 and 1997, respectively. The Company assigned the option to purchase such assets to an entity affiliated with the Company's Chairman. The affiliate acquired the purchase option in consideration for posting a letter of credit to secure the purchase option obligation. Subsequent to March 1997 the affiliate assigned the purchase option to an unaffiliated third party.

In January 1998, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $515,000, were sold for $700,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six
(36) months. Approximately $26,000 of deferred gain was recognized for fiscal 1998.

NOTE 9 - RETIREMENT PLAN

The Company has a 401(k) savings plan covering all eligible employees in which the Company matches a portion of the employees' contribution. The amount of this match was $20,641 and $18,385 in fiscal years 1998 and 1997, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SANDATA, INC.
----------------------------------------------------------------------------
                                  (Registrant)

                             By /s/ Bert E. Brodsky
                     Bert E. Brodsky, Chairman of the Board
                        (Principal Executive Officer and
                   Principal Financial and Accounting Officer)

                               Date August 26, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             By /s/ Bert E. Brodsky
            Bert E. Brodsky, Chairman, President, Treasurer, Director


                               Date August 26, 1998


                               By /s/ Hugh Freund
                 Hugh Freund, Executive Vice President, Secretary, Director


                               Date August 26, 1998


                              By /s/ Gary Stoller
                Gary Stoller, Executive Vice President, Director


                               Date August 26, 1998


                           By /s/ Paul J. Konigsberg
                          Paul J. Konigsberg, Director

                               Date August 26, 1998


                             By /s/ Ronald L. Fish
                            Ronald L. Fish, Director

                               Date August 26, 1998