Form 10QSB
period 1998-08-31
SANDATA INC
filed 1998-10-15
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period year ended          August 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission file number              0-14401

                                  SANDATA, INC.
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                            11-2841799
(State or Other Jurisdiction                               (IRS Employer
Incorporation or Organization)                          Identification No.)

26 Harbor Park Drive, Port Washington, NY            11050
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

Yes                        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of October 13, 1998 was 2,481,482 shares.

Transitional Small Business Disclosure Format (check one): Yes No X

                                      INDEX


                                                                 Page

PART I   FINANCIAL INFORMATION

Item 1   FINANCIAL STATEMENTS:

         CONSOLIDATED CONDENSED BALANCE
         SHEETS as of August 31, 1998 (unaudited)
         and May 31, 1998                                               3

         UNAUDITED CONSOLIDATED CONDENSED
         STATEMENTS OF OPERATIONS for the three
            months ended August 31, 1998 and  August 31, 1997           5

         UNAUDITED CONSOLIDATED CONDENSED
         STATEMENTS OF CASH FLOWS for the three
         months ended August 31, 1998 and August 31, 1997               6

         NOTES TO CONSOLIDATED CONDENSED
         FINANCIAL STATEMENTS                                           7

Item 2   MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION                                 11

PART II  OTHER INFORMATION                                             16

Item 1   LEGAL PROCEEDINGS                                             16

Item 2   CHANGES IN SECURITIES                                         16

Item 3   DEFAULTS UPON SENIOR SECURITIES                               16

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                       16

Item 5   OTHER INFORMATION                                             16

Item 6   EXHIBITS AND REPORTS ON FORM 8-K                              16

                         Sandata, Inc. and Subsidiaries


                      CONSOLIDATED CONDENSED BALANCE SHEET







                                                                                UNAUDITED             AUDITED
                                                                                August 31,             May 31,
                                                                                   1998                  1998
ASSETS:
CURRENT ASSETS
       Cash and cash equivalents                                              $  493,938           $  1,794,947
       Accounts receivable, net of allowance for doubtful
           accounts of $445,000 at August 31, 1998 and
           $443,000 at May 31, 1998                                            1,416,068              1,611,457
       Receivables from affiliates                                               564,312                619,687
       Inventories                                                                11,996                 27,003
       Prepaid expenses and other current assets                                 194,878                140,873

TOTAL CURRENT ASSETS                                                           2,681,192              4,193,967

FIXED ASSETS, NET                                                              6,497,580              5,814,381

OTHER ASSETS
       Notes receivable                                                          187,593                100,000
       Cash surrender value of officer's life insurance,
           security deposits and other                                           535,833                525,281

TOTAL ASSETS                                                                  $9,902,198            $10,633,629


            See notes to consolidated condensed financial statements

                         Sandata, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEET



                                                                                        UNAUDITED             AUDITED
                                                                                        August 31,             May 31,
                                                                                             1998               1998
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
       Accounts payable and accrued expenses                                           $1,697,894         $  2,507,042
       Current portion of long-term debt                                                      ---               22,296
       Deferred/unearned revenue                                                           61,658               23,410
       Deferred income                                                                    177,540              186,358

TOTAL CURRENT LIABILITIES                                                               1,937,092            2,739,106

DEFERRED INCOME                                                                           171,559              215,945
DEFERRED INCOME TAXES                                                                     382,000              382,000

TOTAL LIABILITIES                                                                       2,490,651            3,337,051

SHAREHOLDERS' EQUITY
       Common stock                                                                         3,169                1,560
       Additional paid in capital                                                       5,776,902            4,173,091
       Retained earnings                                                                3,151,135            3,121,927
       Notes receivable - officers                                                     (1,519,659)                 ---

TOTAL SHAREHOLDERS' EQUITY                                                              7,411,547            7,296,578

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $9,902,198          $10,633,629


            See notes to consolidated condensed financial statements

                         Sandata, Inc. and Subsidiaries

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                                                               THREE MONTHS ENDED
                                                                                                    AUGUST 31,
                                                                                            1998                 1997

REVENUES:
       Service fees                                                                      $3,223,510           $2,974,907
       Other income                                                                         253,328               71,701
       Interest income                                                                       24,398               34,280
                                                                                          3,501,236            3,080,888
COSTS AND EXPENSES:
       Service Fees:
           Operating                                                                      2,117,828            1,981,270
           Selling, general and administrative                                              892,823              596,375
           Depreciation and amortization                                                    439,360              330,251
           Interest expense                                                                   5,730               22,516

TOTAL COSTS AND EXPENSES                                                                  3,455,741            2,930,412

Earnings from operations before income taxes                                                 45,495              150,476

       Income tax expense                                                                    16,287               66,209

NET EARNINGS                                                                          $      29,208          $    84,267

BASIC EARNINGS PER SHARE                                                              $         .01          $       .06

DILUTED EARNINGS PER SHARE                                                            $         .01          $       .04





            See notes to consolidated condensed financial statements

                         Sandata, Inc. and Subsidiaries

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                             AUGUST 31,
                                                                                  1998                      1997
Cash flows from operating activities:
Net earnings                                                             $      29,208             $      84,267
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
       Depreciation and amortization                                           439,360                   330,251
       Increase in allowance for doubtful accounts receivable                    2,315                    48,260
       (Decrease) in deferred income                                           (53,204)                  (71,701)
       Increase in deferred revenue                                             38,248                    26,755
       Decrease (increase) in operating assets                                 131,607                  (338,582)
       (Decrease) in operating liabilities                                    (809,148)                 (305,363)

Net cash (used in) operating activities                                       (221,614)                 (226,113)

Cash flows from investing activities:
       Collection of notes receivable - officers                                   ---                   102,867
       Purchases of fixed assets                                            (1,122,559)                 (599,216)
       Decrease in receivables from affiliates                                  63,851                   327,506
       Collections of note receivable-former affiliates                            ---                    11,363

Net cash (used in) investing activities                                     (1,058,708)                 (157,480)

Cash flows from financing activities:
       Proceeds from stock transactions                                          1,609                   753,183
       Principal payments on term loan                                         (22,296)                  (34,201)
       Proceeds from line of credit                                            250,000                       ---
       Principal payments on line of credit                                   (250,000)                 (500,000)

Net cash provided by financing activities                                      (20,687)                  218,982

       (Decrease) in cash and cash equivalents                              (1,301,009)                 (164,611)
       Cash and cash equivalents at beginning of period                      1,794,947                 1,200,014
       Cash and cash equivalents at end of period                          $   493,938                $1,035,403


            See notes to consolidated condensed financial statements

                         Sandata, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STTEMENTS
                                   (Unaudited)


1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of August 31, 1998, the Consolidated Condensed Statements of Operations for the three month period ended August 31, 1998 and 1997 and the Consolidated Condensed Statement of Cash Flows for the three month period ended August 31, 1998 and 1997 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of August 31, 1998 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998. Results of Operations for the period ended August 31, 1998 are not necessarily indicative of the operating results expected for the full year.

2.       RELATED PARTY TRANSACTIONS

On June 1, 1994, BFS Sibling Realty, Inc. ("BSRI") formerly known as Brodsky Sibling Realty, Inc., a company affiliated with certain of the Company's Directors, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition of the Company's facility (the "Facility") from the NCIDA, and for renovating and equipping the Facility. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of the Company's Chairman in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

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

As a result of the Second Amendment and related transactions discussed above, the Company reduced its fixed assets, consisting of land, building and improvement costs, by the amount of the cost thereof, net of accumulated depreciation, in the amount of $3,125,298 and reduced its long term debt by $3,140,884, which was assumed by BFS; the net difference was recorded as other income in the financial statements in fiscal 1997.

As of June 1, 1998, National Medical Health Card Systems, Inc., ("Health Card") of which the Company's Chairman is President, a member of the Board of Directors and a principal shareholder, hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $200,000 in consideration of the Company's waiving certain rights relative to such employees. In addition, the Company began leasing certain computer equipment to Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from the Company pursuant to a verbal agreement. The Company is expected to continue to provide to Health Card consulting services related to Health Card's information systems.

3.       NET EARNINGS PER COMMON SHARE

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

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,050,860 at August 31, 1998 and 1,382,235 at August 31, 1997. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows:
2,243,866  at August  31,  1998 and  2,293,221  at August 31,  1997.  Options to
purchase 174,000 shares of common stock in 1998 were outstanding at August 31, 1998 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.

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

In connection with the closing of such private offering, an affiliate of the placement agent entered into a one year financial consulting agreement ("Financial Consulting Agreement") with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share and 100,000 shares at $7.00 per share, such warrants to be exercisable until December 22, 1998 (with respect to the warrants exercisable at $5.00 per share) and two years (with respect to the warrants exercisable at $7.00 per share). The warrants issued in such private offering, including those issued to investors as well as the assignees of the placement agent's affiliate, are redeemable by the Company under certain circumstances.

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

On July 14, 1998 Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $1,609 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually. The shares of Common Stock issued upon exercise have been pledged as security for the debt.


                         Sandata, Inc. and Subsidiaries

       Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $3,501,236 for the three months ended August 31, 1998 as compared to $3,080,888 for the three months ended August 31, 1997, an increase of $420,348 or 13.6%.

Service fee revenue for the three months ended August 31, 1998 was $3,223,510 as compared to $2,974,907 for the three months ended August 31, 1997, an increase of $181,627 or 6.1%. The increase is attributable to revenues derived from SanTrax(R) and SandataNET(R), offset by a decrease in revenues from Health Card.

Other income for the three month period ended August 31, 1998 was $253,328, as compared to $71,701 for the three months ended August 31, 1997. The increase is attributable to an amount received from Health Card in connection with its hiring employees of the Company.

Expenses Related to Services

Operating expenses were $2,117,828 for the three months ended August 31, 1998 as compared to $1,981,270 for the three months ended August 31, 1997, an increase of $136,558 or 6.9%. Costs associated with SandataNET and its operations, including payroll and hardware purchases, in addition to increases in costs of operations for other product lines, including payroll, telephone and rent, were the primary factors for the increase in operating expenses.

Selling, general and administrative expenses were $892,823 for the three months ended August 31, 1998, as compared to $596,375 for the three months ended August 31, 1997, an increase of $296,448 or 49.7%. The increase was primarily due to increases in consulting, payroll and commission expenses relative to increased efforts to increase sales in the SanTrax and SandataNET product lines, and certain royalties payable to MCI Telecommunication Corporation.

Depreciation and amortization expense increased $109,109 to $439,360 for the three months ended August 31, 1998 as compared to $330,251 for the three months ended August 31, 1997. The increase was primarily attributable to fixed asset additions, including computer hardware and software capitalization costs in connection with ongoing computer system upgrades.

Interest expense was $5,730 for the three month period ended August 31, 1998 as compared to $22,516 for the three month period ended August 31, 1997. The decrease was attributable to less outstanding debt.

Income Tax Expenses

Income tax expense for the three month period ended August 31, 1998 was $12,605 as compared to $66,209 for the three month period ended August 31, 1997.

IDA/SBA Financing

On June 1, 1994, BFS Sibling Realty, Inc. ("BSRI") formerly known as Brodsky Sibling Realty, Inc., a company affiliated with certain of the Company's Directors, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition of the Company's Facility from the NCIDA, and for renovating and equipping the Facility. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of the Company's Chairman in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

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

As a result of the Second Amendment and related transactions discussed above, the Company reduced its fixed assets, consisting of land, building and improvement costs, by the amount of the cost thereof, net of accumulated depreciation, in the amount of $3,125,298 and reduced its long term debt by $3,140,884, which was assumed by BFS; the net difference was recorded as other income in the financial statements in fiscal 1997.

Liquidity and Capital Resources

The Company's working capital decreased as of August 31, 1998 to $744,100, as compared with $1,454,861 at May 31, 1998.

For the three months ended August 31, 1998, the Company has spent approximately $1,123,000 in fixed asset additions, including computer hardware and software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

On July 14, 1998 Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $1,609 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually. The shares of Common Stock issued upon exercise have been pledged as security for the debt.

On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with the Bank which allows Sandsport to borrow and re-borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement will expire on March 1, 2000. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the Facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. All of the Group assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the Bank was modified to conform covenants to comply with those in the Credit Agreement.

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, under prior agreements with the Bank, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. As of August 31, 1998, there is no balance owed to the Bank on the Credit Agreement.

As of June 1, 1998, Health Card hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $200,000 consideration of the Company's waiving certain rights relative to such employees. In addition, the Company began leasing certain computer equipment to Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from the Company pursuant to a verbal agreement. The Company is expected to continue to provide to Health Card consulting services related to Health Card's information systems.

The Company believes the results of its continued operations, together with the available credit line should be adequate to fund presently foreseeable working capital requirements.

Year 2000

The Company believes that its computer systems and those of its major customers and suppliers are substantially Year 2000 compliant and anticipates that the Company will be in full compliance by May 1999. The Company upgrades its computer systems from time to time as part of its ongoing operations and is currently planning Year 2000 compliance to occur in conjunction with its planned conversion to a new software platform. Accordingly, it is anticipated that the Company will incur significant expenditures in connection with such conversion. However, the Company does not expect any material effect on its results of operations or financial position solely as a result of Year 2000 compliance issues.



                           PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS:

Reference is made to Form 10-KSB, May 31, 1998.

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



                                            SANDATA, INC.
                                            (Registrant)



Date:    October 15, 1998              By: /s/ Bert E. Brodsky
                                           Bert E. Brodsky
                                           Chairman of the Board
                                           President, Chief Executive Officer,
                                           Chief Financial Officer

                                   October 15, 1998



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

                                    Re:   Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending August 31, 1998 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.

                                    Very truly yours,
                                    Linda Scarpantonio
                                    Legal Coordinator