Form 10QSB
period 1998-11-30
SANDATA INC
filed 1999-01-14
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                             Form 10Q-SB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period year ended November 30, 1998

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

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

Yes [X]       No  [ ]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [  ]         No  [  ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of January 12, 1999 was 2,481,482 shares.

Transitional Small Business Disclosure Format (check one):

Yes  [  ]         No  [X]

                                 INDEX

                                                                            Page

PART I        -       FINANCIAL INFORMATION

Item 1        -       FINANCIAL STATEMENTS:

                      CONSOLIDATED CONDENSED BALANCE
                      SHEETS as of November 30, 1998 (unaudited)
                      and May 31, 1998                                        3

                      UNAUDITED CONSOLIDATED CONDENSED
                      STATEMENTS OF OPERATIONS for the three and six
                      months ended November 30, 1998 and November 30, 1997    5

                      UNAUDITED CONSOLIDATED CONDENSED
                      STATEMENTS OF CASH FLOWS for the three and six months
                      ended November 30, 1998 and November 30, 1997           6

                      NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS                                    7

Item 2        -       MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OR PLAN OF OPERATION                          12

PART II       -       OTHER INFORMATION                                      17

Item 1        -       LEGAL PROCEEDINGS                                      17

Item 2        -       CHANGES IN SECURITIES                                  17

Item 3        -       DEFAULTS UPON SENIOR SECURITIES                        17

Item 4        -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                                17

Item 5        -       OTHER INFORMATION                                      18

Item 6        -       EXHIBITS AND REPORTS ON FORM 8-K                       18

               Sandata, Inc. and Subsidiaries

             CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                               UNAUDITED                AUDITED
                                                                                              November 30,              May 31,
                                                                                                 1998                    1998
ASSETS:
CURRENT ASSETS
         Cash and cash equivalents                                                     $       1,292,127          $    1,794,947
         Accounts receivable, net of allowance for doubtful
            accounts of $462,000 and $443,000 respectively                                     1,702,239               1,611,457
         Receivables from affiliates                                                             491,248                 619,687
         Inventories                                                                              61,074                  27,003
         Prepaid expenses and other current assets                                               243,304                 140,873

TOTAL CURRENT ASSETS                                                                           3,789,992               4,193,967

FIXED ASSETS, NET                                                                              7,269,912               5,814,381

OTHER ASSETS
         Notes receivable                                                                        187,593                 100,000
         Cash surrender value of officer's life insurance,
            security deposits and other                                                          528,927                 525,281

TOTAL ASSETS                                                                           $      11,776,424         $    10,633,629





       See notes to consolidated condensed financial statements

                     Sandata, Inc. and Subsidiaries
                 CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                            UNAUDITED                  AUDITED
                                                                                           November 30,                May 31,
                                                                                              1998                      1998

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
         Accounts payable and accrued expenses                                      $       2,019,425      $          2,507,042
         Current portion of long-term debt                                                        ---                    22,296
         Deferred/unearned revenue                                                             63,564                    23,410
         Deferred income                                                                      177,540                   186,358

TOTAL CURRENT LIABILITIES                                                                   2,260,529                 2,739,106

LONG TERM DEBT                                                                              1,550,000                       ---
DEFERRED INCOME                                                                               127,174                   215,945
DEFERRED INCOME TAXES                                                                         382,000                   382,000

TOTAL LIABILITIES                                                                           4,319,703                 3,337,051

SHAREHOLDERS' EQUITY
         Common stock                                                                           2,481                     1,560
         Additional paid in capital                                                         5,772,079                 4,173,091
         Retained earnings                                                                  3,201,820                 3,121,927
         Notes receivable-officers                                                         (1,519,629)                      ---

TOTAL SHAREHOLDERS' EQUITY                                                                  7,456,721                 7,296,578

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $      11,776,424         $      10,633,629







               See notes to consolidated condensed financial statements

            Sandata, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        NOVEMBER 30,                      NOVEMBER 30,
                                                                  1998               1997             1998            1997
REVENUES:
       Service fees                                         $   3,335,050    $    2,972,524   $   6,558,560   $     5,947,431
       Other income                                                44,386            71,732         297,714           143,433
       Interest income                                             39,086            12,057          63,484            46,337
                                                                3,418,522         3,056,313       6,919,758         6,137,201

COSTS AND EXPENSES:
       Service Fees:
              Operating                                         1,968,735          1,869,484       4,086,563        3,850,754
              Selling, general and administrative                 857,058            645,073       1,749,881        1,241,448
              Depreciation and amortization                       499,191            346,394         938,551          676,645
              Interest expense                                     10,815             13,646          16,545           36,162

TOTAL COSTS AND EXPENSES                                        3,335,799          2,874,597       6,791,540        5,805,009

Earnings from operations before income taxes                       82,723            181,716         128,218          332,192

       Income tax expense                                          32,038             78,000          48,325          144,209

NET EARNINGS                                                $      50,685    $       103,716   $      79,893   $      187,983

BASIC EARNINGS PER SHARE                                    $        0.02    $          0.07   $         0.04  $        0.013

DILUTED EARNINGS PER SHARE                                  $        0.02    $          0.05   $         0.04  $         0.08





                See notes to consolidated condensed financial statements

                 Sandata, Inc. and Subsidiaries

     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                SIX MONTHS ENDED
                                                                                                   NOVEMBER 30,
                                                                                          1998                      1997
Cash flows from operating activities:
Net earnings                                                                         $     79,893             $    187,983
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                        938,551                   676,645
     Increase (decrease) in allowance for doubtful accounts receivable                     18,492                   (80,200)
     (Decrease) in deferred income                                                        (97,589)                 (143,402)
     Increase in deferred revenue                                                          40,154                    28,340
     (Increase) in operating assets                                                      (249,422)                 (415,880)
     (Decrease) increase in operating liabilities                                        (496,569)                  320,352

Net cash  provided by operating activities                                                233,510                   573,838
Cash flows from investing activities:
     Collection of note receivable - officer                                                  ---                   102,867
     Purchases of fixed assets                                                         (2,394,082)               (1,186,547)
     Decreases in receivables from affiliates                                             128,439                   329,517
     Collections of note receivable-former affiliates                                         ---                    11,363

Net cash (used in) investing activities                                                (2,265,463)                 (742,800)

Cash flows from financing activities:
     Proceeds from stock transactions                                                       1,609                 1,575,683
     Principal payments on term loan                                                      (22,296)                  (34,201)
     Proceeds from line of credit                                                       1,800,000                 1,750,000
     Principal payments on line of credit                                                (250,000)               (1,000,000)

Net cash provided by financing activities                                               1,529,313                   541,482

     (Decrease) increase in cash and cash equivalents                                    (502,820)                  372,520
     Cash and cash equivalents at beginning of period                                   1,794,947                 1,200,014
     Cash and cash equivalents at end of period                                      $  1,292,127             $   1,572,534





                      See notes to consolidated financial statements

                 Sandata, Inc. and Subsidiaries
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of November 30, 1998, the Consolidated Condensed Statements of Operations for the three and six month periods ended November 30, 1998 and 1997 and the Consolidated Condensed Statement of Cash Flows for the three and six month periods ended November 30, 1998 and 1997 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of November 30, 1998 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998. Results of Operations for the period ended November 30, 1998 are not necessarily indicative of the operating results expected for the full year.

2. RELATED PARTY  TRANSACTIONS

On June 1, 1994, BFS Sibling Realty, Inc. ("BSRI") formerly known as Brodsky Sibling Realty, Inc., a company affiliated with certain of the Company's Directors, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ('Bonds") to finance costs incurred in connection with the acquisition of the Company's facility (the "Facility") from the NCIDA, and for renovating and equipping the Facility. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of the Company's Chairman in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

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

As of November 1, 1996, the Company entered into a Second Amendment with BFS (which succeeded to the interest of BSRI with respect to the Second Amendment), the NCIDA and the Bank. In connection with the Second Amendment, (i) BFS assumed all of the Company's obligations under the Lease with the NCIDA and entered into the Second Sublease with the Company, as sublessee, for the Facility; and (ii) the Company conveyed to BFS the right to become the owner of the Facility upon expiration of the Lease. In addition, pursuant to the Second Sublease, the Company has assumed certain obligations owed by BFS to the NCIDA under the Lease. BFS has indemified the Company with respect to certain obligations relative to the Lease and the Second Amendment.

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

As of June 1, 1998, National Medical Health Card Systems, Inc., ("Health Card") of which the Company's Chairman is Chairman of the Board of Directors and a principal shareholder, hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $200,000 in consideration of the Company's waiving certain rights relative to such employees. In addition, the Company began leasing certain computer equipment to Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from the Company pursuant to a verbal agreement. The Company is expected to continue to provide to Health Card consulting services related to Health Card's information systems.

The Company derives revenue from Health Card for data processing and computer services. The revenue generated amounted to $382,185 and $703,251 for the three and six months ended November 30, 1998 as compared to $504,363 and $1,063,372 for the three and six months ended November 30, 1997.

At November 30, 1998, the Company was owed $152,747 from Health Card, which was received in full subsequent to November 30, 1998.

The Company makes various payments to certain affiliated companies. The payments are for equipment rental, which was $97,232 and $190,714 for the three and six months ended November 30, 1998 as compared $94,889 and $189,236 for the three and six months ended November 30, 1997; rent for the Facility which was $162,090 and $324,180 for the three and six months ended November 30, 1998 as compared to $145,800 and $291,600 for the three and six months ended November 30, 1997; and accounting, bookeeping and paralegal services which was $59,595 and $109,357 for the three and six months ended November 30, 1998 as compared to $69,105 and $116,538 for the three months ended November 30, 1997.

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

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,264,995 at November 30, 1998 and 1,397,133 at November 30, 1997. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows: 2,268,453 at November 30, 1998 and 2,250,998 at November 30, 1998. Options to purchase 267,400 shares of common stock were outstanding at November 30, 1997 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.

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

On July 14, 1998 Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually. The shares of Common Stock issued upon exercise have been pledged as security for the debt.

In October 1998, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares from 3,000,000 to 6,000,000.

In October 1998, the Company adopted a stock option plan, reserving 1,000,000 shares of common stock for grant under the plan. Stock options granted under the plan may be either statutory or non-statutory. An aggregate of 275,100 statutory stock options were granted under the plan at an exercise price of $3.00 per share. Such options are exercisable over a five-year period and vest over a three-year period. Additionally, in October 1998 the Company granted certain directors of the Company non-statutory stock options to purchase an aggregate of 20,000 shares of the Company's common stock at an exercise price of $3.00. These options vest immediately and are exercisable over a five-year period.


                      Sandata, Inc. and Subsidiaries

    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $3,418,522 and $6,919,758 for the three and six months ended November 30, 1998 as compared to $3,056,313 and $6,137,201 for the three and six months ended November 30, 1997, increasing $362,209 and $782,557 respectively.

Service fee revenues were $3,335,050 and $6,558,560 for the three and six months ended November 30, 1998 as compared to $2,972,524 and $5,947,431 for the three and six months ended November 30, 1997, increasing $362,526 and $611,129 respectively. The increases are attributable to revenues derived from SanTrax(R) and SandataNET(R), offset by decreases in revenue from Health Card.

Other income was $44,386 and 297,714 for the three and six months ended November 30, 1998 as compared to $71,732 and $143,433 for the three and six months ended November 30, 1997, decreasing $27,346 and increasing $154,281 respectively. The increase is attributable to an amount received from Health Card in connection with its hiring employees of the Company, offset by a decrease in income recognized on sales/leaseback transactions.

Expenses Related to Services

Operating expenses were $1,968,735 and $4,086,563 for the three and six months ended November 30, 1998 as compared to $1,869,484 and $3,850,754 for the three and six months ended November 30, 1997, increasing $99,251 and $235,809 respectively. Costs associated with SanTrax and its operations, including payroll and telephone expenses, in addition to increases in costs associated with SandataNET and its operations, primarily hardware purchases, were the primary factors for the increases in operating expenses.

Selling, general and administrative expenses were $857,058 and $1,749,881 for the three and six months ended November 30, 1998, as compared to $645,073 and $1,241,448 for the three and six months ended November 30, 1997, an increase of $211,985 and $508,433 respectively. The increases were primarily due to increases in consulting, payroll and commission expenses relative to increased efforts to increase sales in the SanTrax and SandataNET product lines, and certain royalties payable to MCI Communications Corporation.

Depreciation and amortization expenses were $499,191 and $938,551 for the three and six months ended November 30, 1998 as compared to $346,394 and $676,645 for the three and six months ended November 30, 1997, an increase of $152,797 and $261,906 respectively. The increases were primarily attributable to fixed asset additions, including computer hardware and software capitalization costs, in connection with ongoing computer system upgrades.

Interest expenses were $10,815 and $16,545 for the three and six months ended November 30, 1998 as compared to $13,646 and $36,162 for the three and six months ended November 30, 1997, a decrease of $2,831 and $19,617 respectively. This decrease was attributable to less outstanding debt.

Income Tax Expenses

Income tax expenses were $32,038 and $48,325 for the three and six months ended November 30, 1998 as compared to $78,000 and $144,209 for the three month period ended November 30, 1997, a decrease of $45,962 and $95,884 respectively.

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

Liquidity  and  Capital Resources

The Company's working capital increased as of November 30, 1998 to $1,529,463, as compared with $1,454,861 at May 31, 1998.

For the six months ended November 30, 1998, the Company has spent approximately $2,394,000 in fixed asset additions, including computer hardware and software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

On July 14, 1998 Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually. The shares of Common Stock issued upon exercise have been pledged as security for the debt.

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

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, under prior agreements with the Bank, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. As of November 30, 1998, the outstanding balance on the Credit Agreement with the Bank was $1,550,000.

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

On December 21, 1998, the Company and MCI Telecommunications Corporation ("MCI") settled a patent infringement lawsuit brought by MCI against the Company in the United States District Court for the Eastern District of New York, captioned MCI Telecommunications Corporation v. Sandata, Inc. The settlement provides, among other things, that the Company is granted a license under certain of MCI's patents which permits the Company to continue to market and sell its SANTRAX time and attendance verification product non-exclusively nationwide and exclusively in the home health care industries for the five New York boroughs and that the Company will pay MCI certain royalties.

Item 2  -  CHANGES IN SECURITIES:

Reference is made to Part I - Item 1 - "Notes to Consolidated Condensed Financial Statements" for a discussion of stock option grants which were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3  -  DEFAULTS UPON SENIOR SECURITIES:

None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

A. The Registrant  held its Annual Meeting of  Stockholders on October 22, 1998.

B. Five (5) directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1999. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

    Name                           Votes For                  Votes Withheld
Bert E. Brodsky                    2,170,412                     11,719
Hugh Freund                        2,170,412                     11,719
Gary Stoller                       2,170,412                     11,719
Paul J. Konigsberg                 2,170,483                     11,719
Ronald L. Fish                     2,170,483                     11,719

C. An Amendment to the Registrant's Certificate of Incorporation increasing the number of authorized Common Shares of the Registrant from 3,000,000 to 6,000,000 was approved as set forth below:

                  Votes For                    Votes Against
                  2,130,898                       48,152

D. The adoption of the Registrant's
Restated Certificate of Incorporation, including the above Amendment was approved as set forth below:

                  Votes For                   Votes  Against
                  2,134,726                      45,665

E. The adoption of the 1998 Stock Option Plan, reserving 1,000,000 shares for issuance under the plan was approved as set forth below:

                  Votes  For                  Votes  Against
                  1,467,657                       65,050

Item 5 - OTHER INFORMATION:

None

Item 6 -  EXHIBITS  AND  REPORTS  ON FORM 8-K:

Exhibit  27 - Financial Data Schedule  (Electronic  Filing Only)

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.to be signed on its behalf by the undersigned thereunto duly authorized.authorized.to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SANDATA, INC.
                                             (Registrant)



Date:  January 14, 1999             By:      /s/ Bert E. Brodsky
                                             Bert E. Brodsky
                                             Chairman of the Board
                                             President, Chief Executive Officer,
                                             Chief Financial Officer

                                   January 14, 1999



Securities  and  Exchange Commission
450 5th  Street, N.W.
Washington, D.C. 20549

             Re:  Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending November 30, 1998 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.

                                  Very truly yours,



                                  Linda Scarpantonio
                                  Legal Coordinator