Form 10QSB
period 1999-02-28
SANDATA INC
filed 1999-04-14
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period year ended February 28, 1999


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

Yes                        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 1999 was 2,481,482 shares.

         Transitional Small Business Disclosure Format  (check one):

Yes                        No       X

                                   INDEX

                                                                         Page

PART I            FINANCIAL INFORMATION

Item 1      -     FINANCIAL STATEMENTS:

                  CONSOLIDATED CONDENSED BALANCE
                  SHEETS as of February 28, 1999 (unaudited)
                  and May 31, 1998                                         3

                  UNAUDITED CONSOLIDATED CONDENSED
                  STATEMENTS OF OPERATIONS for the three and nine
                  months ended February 28, 1999 and February 28, 1998     5

                  UNAUDITED CONSOLIDATED CONDENSED
                  STATEMENTS OF CASH FLOWS for the nine months
                  ended February 28, 1999 and February 28, 1998            6

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS                                     7

Item 2      -     MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION                            12

PART II     -     OTHER INFORMATION                                        17

Item 1      -     LEGAL PROCEEDINGS                                        17

Item 2      -     CHANGES IN SECURITIES                                    17

Item 3      -     DEFAULTS UPON SENIOR SECURITIES                          17

Item 4      -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                  17

Item 5      -      OTHER INFORMATION                                       17

Item 6      -      EXHIBITS AND REPORTS ON FORM 8-K                        17

                                          Sandata, Inc. and Subsidiaries


                                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                        UNAUDITED                  AUDITED
                                                                                       February 28,                May 31,
                                                                                           1999                     1998


ASSETS:
CURRENT ASSETS
         Cash and cash equivalents                                                   $    277,925            $  1,794,947
         Accounts receivable, net of allowance for doubtful
            accounts of $422,000 and $443,000 respectively                              2,133,473               1,611,457
         Receivables from affiliates                                                      584,148                 619,687
         Inventories                                                                       38,373                  27,003
         Prepaid expenses and other current assets                                        310,448                 140,873
                                                                                     ------------            ------------
TOTAL CURRENT ASSETS                                                                    3,414,367               4,193,967

FIXED ASSETS, NET                                                                       7,119,189               5,814,381

OTHER ASSETS
         Notes receivable                                                                 174,365                 100,000
         Cash surrender value of officer's life insurance,
            security deposits and other                                                   764,708                 525,281
                                                                                     ------------            ------------

TOTAL ASSETS                                                                         $ 11,472,629            $ 10,633,629
                                                                                     ============            ============










See notes to consolidated condensed financial statements

                                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      UNAUDITED                  AUDITED
                                                                                     February 28,                May 31,
                                                                                       1999                       1998


LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
         Accounts payable and accrued expenses                                     $  1,736,226              $  2,507,042
         Current portion of long-term debt                                                  ---                    22,296
         Deferred/unearned revenue                                                       35,623                    23,410
         Deferred income                                                                267,523                   186,358
                                                                                   ------------              ------------

TOTAL CURRENT LIABILITIES                                                             2,039,372                 2,739,106

LONG TERM DEBT                                                                        1,300,000                       ---
DEFERRED INCOME                                                                         255,255                   215,945
DEFERRED INCOME TAXES                                                                   382,000                   382,000
                                                                                   ------------              ------------

TOTAL LIABILITIES                                                                     3,976,629                 3,337,051

SHAREHOLDERS' EQUITY
         Common stock                                                                     2,481                     1,560
         Additional paid in capital                                                   5,772,079                 4,173,091
         Retained earnings                                                            3,241,101                 3,121,927
         Notes receivable-officers                                                   (1,519,659)                      ---
                                                                                   ------------              ------------

TOTAL SHAREHOLDERS' EQUITY                                                            7,496,002                 7,296,578
                                                                                   ------------              ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 11,472,629              $ 10,633,629
                                                                                   ============              ============








See notes to consolidated condensed financial statements


                             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED                NINE  MONTHS ENDED
                                                                       FEBRUARY 28,                     FEBRUARY 28,
                                                                 1999               1998            1999             1998
                                                                 ----               ----            ----             ----
REVENUES:
       Service fees                                          $  3,597,042       $  3,155,692    $ 10,155,602     $  9,103,123
       Other income                                                55,118             61,831         352,832          205,264
       Interest income                                             38,723             14,411         102,207           60,748
                                                             ------------       ------------    ------------     ------------
                                                                3,690,883          3,231,934      10,610,641        9,369,135
                                                             ------------       ------------    ------------     ------------

COSTS AND EXPENSES:

       Operating                                                2,124,860          2,077,541       6,211,423        5,928,295
       Selling, general and administrative                        925,287            728,559       2,675,168        1,970,007
       Depreciation and amortization                              521,887            347,377       1,460,438        1,024,022
       Interest expense                                            48,264             10,294          64,809           46,456
                                                             ------------       ------------    ------------     ------------

TOTAL COSTS AND EXPENSES                                        3,620,298          3,163,771      10,411,838        8,968,780
                                                             ------------       ------------    ------------     ------------

Earnings from operations before income taxes                       70,585             68,183         198,803          400,355

       Income tax expense                                          31,304             30,285          79,629          174,494
                                                             ------------       ------------    ------------     ------------

       NET EARNINGS                                          $     39,281       $     37,878    $    119,174     $    255,861
                                                             ============       ============    ============     ============

BASIC EARNINGS PER SHARE                                     $       0.02       $       0.03    $       0.05     $       0.16
                                                             ------------       ------------    ------------     ------------

DILUTED EARNINGS PER SHARE                                   $       0.02       $       0.02    $       0.05     $       0.11
                                                             ------------       ------------    ------------     ------------






See notes to consolidated condensed financial statements


            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                NINE  MONTHS ENDED
                                                                                                    FEBRUARY 28,
                                                                                           1999                      1998
Cash flows from operating activities:
Net earnings                                                                         $    119,174              $    225,861
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                      1,460,438                 1,024,022
     (Gain) on disposal of fixed assets                                                 (269,948)                 (184,642)
     (Decrease) in allowance for doubtful accounts receivable                            (21,258)                  (94,600)
     (Increase) in deferred income                                                        120,475                  (20,592)
     (Increase) in deferred revenue                                                        12,213                    14,272
     (Increase) in operating assets                                                     (917,902)                 (535,989)
     (Decrease) in operating liabilities                                                (779,767)                   (1,351)
                                                                                     ------------              ------------

Net cash provided by operating activities                                               (336,575)                   426,981
                                                                                     ------------              ------------

Cash flows from investing activities:
     Collection of note receivable - officer                                                   --                   102,867
     Purchases of fixed assets                                                        (3,595,298)                (1,75,918)
     Decreases in receivables from affiliates                                              35,538                   345,310
     Collections of note receivable-former affiliates                                          --                    11,363
     Proceeds from sale/leaseback transaction                                           1,100,000                   700,000
                                                                                     ------------              ------------

Net cash (used in) investing activities                                               (2,459,760)                 (600,378)
                                                                                     ------------              ------------

Cash flows from financing activities:
     Proceeds from stock transactions                                                       1,609                 1,575,683
     Principal payments on term loan                                                     (22,296)                 (212,803)
     Proceeds from line of credit                                                       3,150,000                        --
     Principal payments on line of credit                                             (1,850,000)               (1,000,000)
                                                                                     ------------              ------------

Net cash provided by financing activities                                               1,279,313                   362,880
                                                                                     ------------              ------------

     (Decrease) increase in cash and cash equivalents                                 (1,517,022)                   189,483
     Cash and cash equivalents at beginning of period                                   1,797,947                 1,200,014
                                                                                     ------------              ------------
     Cash and cash equivalents at end of period                                      $    277,925              $  1,389,497
                                                                                     ============              ============



See notes to consolidated condensed financial statements


                         Sandata, Inc. and Subsidiaries


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS





1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of February 28, 1999, the Consolidated Condensed Statements of Operations for the three and nine month periods ended February 28, 1999 and 1998 and the Consolidated Condensed Statement of Cash Flows for the nine month periods ended February 28, 1999 and 1998 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of February 28, 1999 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998. Results of Operations for the period ended February 28, 1999 are not necessarily indicative of the operating results expected for the full year.

2. RELATED PARTY  TRANSACTIONS

On June 1, 1994,  BFS Sibling  Realty,  Inc.("BSRI")  formerly  known as Brodsky
Sibling Realty, Inc., a company affiliated with certain of the Company's Directors, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition of the Company's facility (the "Facility") from the NCIDA, and for renovating and equipping the Facility. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of the Company's Chairman in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

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

As of June 1, 1998, National Medical Health Card Systems, Inc., ("Health Card") of which the Company's Chairman is Chairman of the Board of Directors and a principal shareholder, hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $208,000 in consideration of the Company's waiving certain rights relative to such employees. In addition, the Company began leasing certain computer equipment to Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from the Company pursuant to a verbal agreement. The Company is expected to continue to provide to Health Card consulting services related to Health Card's information systems.

The Company derives revenue from Health Card for data processing and computer services. The revenue generated amounted to $473,896 and $1,157,150 for the three and nine months ended February 28, 1999 as compared to $ 574,684 and $1,638,828 for the three and nine months ended February 28, 1998.

At February 28, 1999, the Company was owed $241,256 from Health Card, which was received in full subsequent to February 28, 1999.

The Company makes various payments to certain affiliates of the Company's Chairman. The payments are for equipment rental, which was $98,316 and $289,031 for the three and nine months ended February 28, 1999 as compared to $94,898 and $287,483 for the three and nine months ended February 28, 1998; rent for the Facility which was $167,490 and $491,670 for the three and nine months ended February 28, 1999 as compared to $150,660 and $442,260 for the three and nine months ended February 28, 1998; and accounting, bookkeeping and paralegal services which was $39,231 and $148,588 for the three and nine months ended February 28, 1999 as compared to $54,056 and $170,595 for the three and nine months ended February 28, 1998.

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

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,336,364 at February 28, 1999 and 1,450,884 at February 28, 1998. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows: 2,544,282 at February 28, 1999 and 2,132,904 at February 28, 1998. Options to purchase 437,550 shares of common stock were outstanding at February 28, 1999 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.

4.       SALE/LEASEBACK TRANSACTION

In January, 1999, the Company consummated a Sale/Leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $830,000, were sold for $1,100,000. The resulting gain of approximately $270,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $7,500 of deferred gain was recognized for the three months ended February 28, 1999. An unaffiliated third party purchased the residual rights in such lease.

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

In connection with the closing of such private offering, an affiliate of the placement agent entered into a one year financial consulting agreement ("Financial Consulting Agreement") with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share (the "$5.00 Warrants") and 100,000 shares at $7.00 per share (the "$7.00 Warrants") such warrants to be exercisable until December 22, 1998 (with respect to the $5.00 Warrants) and two years (with respect to the $7.00 Warrants). The $5.00 Warrants have expired on such date without having been exercised. The warrants issued in such private offering,including those issued to investors as well as the assignees of the placement agent's affiliate, are redeemable by the Company under certain circumstances.

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

In October 1998, the Company adopted a stock option plan, reserving 1,000,000 shares of common stock for grant under the plan. Stock options granted under the plan may be either statutory or non-statutory. As of February 28, 1999, an aggregate of 293,550 statutory stock options were granted under the plan at an exercise price of $3.00 per share. Such options are exercisable over a five-year period and vest over a three-year period. Additionally, in October 1998 the Company granted certain directors of the Company non-statutory stock options to purchase an aggregate of 20,000 shares of the Company's common stock at an exercise price of $3.00. These options vest immediately and are exercisable over a five-year period.

In December, 1998, the Company granted 520,500 statutory options to certain officers of the Company under a Stock Option Plan adopted in January 1995 at an exercise price of $1.41 per share. These options vest immediately and are exercisable over a five-year period.


                         Sandata, Inc. and Subsidiaries

       Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $3,690,883 and $10,610,641 for the three and nine months ended February 28, 1999 as compared to $3,231,934 and $9,369,135 for the three and nine months ended February 28, 1998, increasing $458,949 and $1,241,506 respectively.

Service fee revenues were $3,597,042 and $10,155,602 for the three and nine months ended February 28, 1999 as compared to $3,155,692 and $9,103,123 for the three and nine months ended February 28, 1998, increasing $411,350 and $1,052,479 respectively. The increases are attributable to revenues derived from SanTrax(R) and SandataNET(R), offset by decreases in revenue from National Medical Health Card Systems, Inc. ("Health Card").

Other income was $55,118 and $352,832 for the three and nine months ended February 28, 1999 as compared to $61,831 and $205,264 for the three and nine months ended February 28, 1998, decreasing $6,713 and increasing $147,568 respectively. The increase is attributable to an amount received from Health Card in connection with its hiring employees of the Company, offset by a decrease in income recognized on sales/leaseback transactions.

Expenses Related to Services

Operating expenses were $2,124,860 and $6,211,423 for the three and nine months ended February 28, 1999 as compared to $2,077,541 and $5,928,295 for the three and nine months ended February 28, 1998, increasing $47,319 and $283,128 respectively. Costs associated with SanTrax and its operations, including payroll and telephone expenses, in addition to increases in costs associated with SandataNET and its operations, primarily hardware purchases, were the primary factors for the increases in operating expenses.

Selling, general and administrative expenses were $925,287 and $2,675,168 for the three and nine months ended February 28, 1999, as compared to $728,559 and $1,970,007 for the three and nine months ended February 28, 1998, an increase of $196,728 and $705,161 respectively. The increases were primarily due to increases in consulting, payroll and commission expenses relative to increased efforts to increase sales in the SanTrax and SandataNET product lines, and certain royalties payable to MCI Telecommunications Corporation.

Depreciation and amortization expenses were $521,887 and $1,460,438 for the three and nine months ended February 28, 1999 as compared to $347,377 and $1,024,022 for the three and nine months ended February 28, 1998, an increase of $174,510 and $436,416 respectively. The increases were primarily attributable to fixed asset additions, including computer hardware and software capitalization costs, in connection with ongoing computer system upgrades.

Interest expenses were $48,264 and $64,809 for the three and nine months ended February 28, 1999 as compared to $10,294 and $46,456 for the three and nine months ended February 28, 1998, an increase of $37,970 and $18,353 respectively. The increases were a result of increased borrowings on the Company's Credit Agreement.

Income Tax Expenses

Income tax expenses were $31,304 and $79,629 for the three and nine months ended February 28, 1999 as compared to $30,285 and $174,494 for the three and nine months period ended February 28, 1998, an increase of $1,019 and a decrease of $94,865 respectively.

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

Liquidity and Capital Resources

The Company's working capital decreased as of February 28, 1999 to $1,374,995, as compared with $1,454,861 at May 31, 1998.

For the nine months ended February 28, 1999, the Company has spent approximately $3,665,000 in fixed asset additions, including computer hardware and software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

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

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, under prior agreements with the Bank, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. As of February 28, 1999, the outstanding balance on the Credit Agreement with the Bank was $1,300,000.

As of June 1, 1998, Health Card hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $208,000 consideration of the Company's waiving certain rights relative to such employees. In addition, the Company began leasing certain computer equipment to Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from the Company pursuant to a verbal agreement. The Company is expected to continue to provide to Health Card consulting services related to Health Card's information systems.

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

                         Sandata, Inc. and Subsidiaries


                           PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS:

         Reference is made to Form 10-QSB for the period ended November 30, 1998.

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



                                            SANDATA, INC.
                                            (Registrant)



Date: April 14, 1999                     By: /s/ Bert E. Brodsky
                                            Bert E. Brodsky
                                            Chairman of the Board
                                            President, Chief Executive Officer,
                                            Chief Financial Officer

                                    April 14, 1999



Securities and Exchange Commission 450 5th Street, N.W.
Washington, D.C.  20549

                                    Re:   Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending February 28, 1999 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.

                                     Very truly yours,


                                     Linda Scarpantonio
                                     Legal Coordinator