Form 10QSB/A
period 1999-02-28
SANDATA INC
filed 1999-05-03
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                    FORM 10-QSB/A
                                   AMENDMENT NO. 1
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         February 28, 1999

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

Yes                        No       X

                                          Sandata, Inc. and Subsidiaries


                                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                     UNAUDITED              AUDITED
                                                                                   February 28,             May 31,
                                                                                       1999                  1998
                                                                              -------------------        -----------

ASSETS:
CURRENT ASSETS
         Cash and cash equivalents                                           $            277,925       $       1,794,947
         Accounts receivable, net of allowance for doubtful
            accounts of $422,000 and $443,000 respectively                              2,133,473               1,611,457
         Receivables from affiliates                                                      584,148                 619,687
         Inventories                                                                       38,373                  27,003
         Prepaid expenses and other current assets                                        380,448                 140,873
                                                                             --------------------       -----------------

TOTAL CURRENT ASSETS                                                                    3,414,367               4,193,967

FIXED ASSETS, NET                                                                       7,119,189               5,814,381

OTHER ASSETS
         Notes receivable                                                                 174,365                 100,000
         Cash surrender value of officer's life insurance,
            security deposits and other                                                   764,708                 525,281
                                                                             --------------------       -----------------

TOTAL ASSETS                                                                 $         11,472,629       $      10,633,629
                                                                             ====================       =================













                             See notes to consolidated condensed financial statements


                                           Sandata, Inc. and Subsidiaries


                                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                  UNAUDITED                AUDITED
                                                                                February 28,               May 31,
                                                                                    1999                    1998
                                                                            --------------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
         Accounts payable and accrued expenses                             $          1,736,226      $          2,507,042
         Current portion of long-term debt                                                  ---                    22,296
         Deferred/unearned revenue                                                       35,623                    23,410
         Deferred income                                                                267,523                   186,358
                                                                           --------------------      --------------------

TOTAL CURRENT LIABILITIES                                                             2,039,372                 2,739,106

LONG TERM DEBT                                                                        1,300,000                       ---
DEFERRED INCOME                                                                         255,255                   215,945
DEFERRED INCOME TAXES                                                                   382,000                   382,000
                                                                           --------------------      --------------------

TOTAL LIABILITIES                                                                     3,976,629                 3,337,051

SHAREHOLDERS' EQUITY
         Common stock                                                                     2,481                     1,560
         Additional paid in capital                                                   5,772,079                 4,173,091
         Retained earnings                                                            3,241,101                 3,121,927
         Notes receivable-officers                                                   (1,519,659)                      ---
                                                                           --------------------      --------------------

TOTAL SHAREHOLDERS' EQUITY                                                            7,496,002                 7,296,578
                                                                           --------------------      --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $         11,472,629      $         10,633,629
                                                                           ====================      ====================









                             See notes to consolidated condensed financial statements





                                               Sandata , Inc. and Subsididaries

                              UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               NINE  MONTHS ENDED

                                                                                                    FEBRUARY 28,

                                                                                         1999                        1998
Cash flows from operating activities:                                                    ----                        ----
Net earnings                                                                      $       119,174           $       225,861
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                      1,460,438                 1,024,022
     (Gain) on disposal of fixed assets                                                 (269,948)                 (184,642)
     (Decrease) in allowance for doubtful accounts receivable                            (21,258)                  (94,600)
     (Increase) in deferred income                                                        120,475                  (20,592)
     (Increase) in deferred revenue                                                        12,213                    14,272
     (Increase) in operating assets                                                     (977,902)                 (535,989)
     (Decrease) in operating liabilities                                                (779,767)                   (1,351)
                                                                                  ---------------           ---------------

Net cash provided by operating activities                                               (336,575)                   426,981
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Collection of note receivable - officer                                                   --                   102,867
     Purchases of fixed assets                                                        (3,595,298)                (1,75,918)
     Decreases in receivables from affiliates                                              35,538                   345,310
     Collections of note receivable-former affiliates                                          --                    11,363
     Proceeds from sale/leaseback transaction                                           1,100,000                   700,000
                                                                                  ---------------           ---------------

Net cash (used in) investing activities                                               (2,459,760)                 (600,378)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Proceeds from stock transactions                                                       1,609                 1,575,683
     Principal payments on term loan                                                     (22,296)                 (212,803)
     Proceeds from line of credit                                                       3,150,000                        --
     Principal payments on line of credit                                             (1,850,000)               (1,000,000)
                                                                                  ---------------           ---------------

Net cash provided by financing activities                                               1,279,313                   362,880
                                                                                  ---------------           ---------------

     (Decrease) increase in cash and cash equivalents                                 (1,517,022)                   189,483
     Cash and cash equivalents at beginning of period                                   1,797,947                 1,200,014
                                                                                  ---------------           ---------------
     Cash and cash equivalents at end of period                                   $       277,925           $     1,389,497
                                                                                  ===============           ===============




                             See notes to consolidated condensed financial statements




                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SANDATA, INC.
                                           (Registrant)



Date: April 30, 1999                     By: \s\ Bert E. Brodsky
                                             -------------------------
                                             Bert E. Brodsky
                                             Chairman of the Board
                                             President, Chief Executive Officer,
                                             Chief Financial Officer

                                                     April 30, 1999



Securities and Exchange Commission 450 5th Street, N.W.
Washington, D.C.  20549

                                    Re:   Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB/A for the quarter ending February 28, 1999 for Sandata, Inc. If you have any questions or comments, please contact me at (516) 484-4400, extension 215.

                                                     Very truly yours,
                                                     Linda Scarpantonio
                                                     Legal Coordinator