Form 10KSB
period 1999-05-31
SANDATA INC
filed 1999-08-27
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                  --------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended          May 31, 1999
                          ---------------------

                                                               OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934.

For the transition period from                        to

                         Commission file number: 0-14401

                                      Sandata, Inc.
                     (Name of Small Business Issuer in Its Charter)

Delaware                                                110-2841799
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                         Identification No.)

26 Harbor Park Drive, Port Washington, NY                     11050
-----------------------------------------    ----------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                    (516) 484 - 9060
                        (Issuer's Telephone Number, Including Area Code)

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


                              (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes        X               No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues at May 31, 1999 was $14,735,867.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 25, 1999 was $ 1,085,231.

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

Yes                        No

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of each of the issuer's classes of common equity, as of August 25, 1999 was 2,481,481.

         Transitional Small Business Disclosure Format  (check one):

Yes                 No      X

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


                                 PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Forward-Looking Statements

                  Certain information contained in this Annual Report on Form 10-KSB (the "Form 10-KSB") includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. Sandata, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Form 10-KSB or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with matters discussed under Item 1 - "Description of Business", Item 3 - "Legal Proceedings", Item 6 - "Management's Discussion and Analysis or Plan of Operation" and Item 12 - "Certain Relationships and Related Transactions" of this Form 10-KSB.

Business Development

                  General

                  The Company, through its wholly-owned subsidiaries, is engaged in the business of providing computerized data processing services and custom software and programming services, by utilizing Company-developed software, and software acquired or licensed by the Company, principally to the health care industry, but also to the general commercial market. In addition, the Company sells hardware and provides related hardware maintenance of personal computers ("PCs"), peripheral equipment and networks and provides training on PC software packages.

                  Applications of the Company's software include: a home health care system, computerized preparation of management reports, payroll processing and electronic time card with voice recognition systems. Principal products and services provided by the Company include the Sandsport Home Attendant Reporting Program, data entry services and specialized system development, among others. In addition, the Company provides data base and operating system support, hardware leasing and maintenance and related administrative services for an affiliate engaged in the pharmacy prescription benefits management business.

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

Business of Issuer

                  Principal Products and Services

                  Sandsport Home Attendant Reporting Programs ("SHARP"). The Company, through its wholly-owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), provides computer services to vendor agencies which, pursuant to contracts with the Human Resources Administration ("HRA") of the City of New York, provide home attendant services to the elderly and infirm in New York City. The Federal Government offers this program (the "Home Attendant Program") to participating states and municipalities as an optional part of its Medicaid program. The Federal Government funds a substantial portion of the program and in New York City, the State Department of Social Services and New York City fund the balance of the program. In New York City, the Home Attendant Program is administered by HRA, which sub-contracts with proprietary and not-for-profit agencies ("Vendor Agencies") to provide home attendant services to those in need. HRA refers patients to Vendor Agencies which, in turn, send home attendants to patients' homes to assist in homemaking chores. Vendor Agencies also provide periodic nurse's visits to patients. Vendor Agencies enlist the Company's computer services to provide weekly time sheets, billing, payroll processing and management reports. For the fiscal years ended May 31, 1999 and 1998, approximately $4,573,000 or 32% and $4,628,000 or 37%, respectively, of the Company's total operating revenues were derived from services rendered to Vendor Agencies.

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

                  In conjunction with SHARP products, Sandsport has developed an electronic time card which allows the use of voice recognition technology to assist in capturing payroll information known as Sandata(R) SANTRAX(R) for its SHARP clients. Approximately thirty per cent (30%) of the volume of SANTRAX users are other than Vendor Agencies. SANTRAX is an automated timekeeping system designed to monitor home attendants' arrival and departure times when servicing clients in their homes. In addition to collecting the arrival and departure times of the home health care workers from the visit site, SANTRAX also collects a wide range of additional information from the visit site. By collecting additional data, SANTRAX can replace the paper "duty sheet" used in home care with SANTRAX, and enable the provider organization to generate administrative savings. Some of the information provided by SANTRAX includes expense-related data such as mileage and supplies, as well as tasks performed such as bathing and skilled nursing tasks. SANTRAX works by incorporating telephone technologies into the attendance reporting process. Caregivers call their agency's own toll-free number to record their arrival and departure from the patient's side; the system automatically and immediately confirms that the assigned caregiver is at the expected place at the expected time for the approved and scheduled duration. This data is used to produce weekly payroll and to automatically prepare reimbursement submissions to first and third party payors. Reports are then generated to the customer based upon its specific requirements. Presently, the system is being utilized by several of the Company's home health care clients, with the Company receiving approximately an aggregate of 620,000 calls per week. Although no assurances can be given, it is anticipated that the SANTRAX product can be utilized by other industry applications. For the fiscal years ended May 31, 1999 and 1998, approximately $5,978,000 or 42% and $4,564,000 or 37% respectively, of the Company's total operating revenues were derived from services rendered relating to SANTRAX (See Item 3 - "Legal Proceedings").

                  Specialized System Support. Sandsport supports specialized system applications based upon its analysis of a client's particular need. Sandsport currently provides support for specialized system applications to an affiliate, National Medical Health Card Systems, Inc. ("Health Card"), of which Mr. Brodsky is Chairman of the Board of Directors and a principal shareholder (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of
Operations - Liquidity and Capital Resources" and Item 12 - "Certain Relationships and Related Transactions").

                  The Company, through its SANDATANET(R) product line, provides computer, communications and networking sales and services, including training, maintenance and repair services, to companies and government and professional services organizations. SANDATANET also provides custom programming, software development and installation services to customers. For the fiscal years ended May 31, 1999 and 1998 approximately $1,564,000 or 11% and $646,000 or 5%, respectively of the Company's total operating revenues were derived from services rendered relating to SANDATANET.

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

                  Customers

                  The Company's customer base is primarily drawn from the health care industry. During the fiscal years 1999 and 1998, the Company derived revenues from a group of customers who are all funded by one governmental agency amounting to approximately $9,460,000 or 67% and $8,416,000 or 67% of total operating revenues, respectively. The Company also derived approximately
$1,765,000 or 12% and $2,307,000 or 18%, respectively, of revenue from Health Card, a related party, for data base and operating system support, hardware leasing, maintenance and related administrative services. Although the loss of any one of these customers would have a material adverse effect on the Company, the Company believes that its relationships with these customers are good (See
Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").


                  Proprietary Rights

                  The Company filed a United States Trademark application which renames its voice recognition timekeeping system to SANTRAX. The trademark was registered on September 16, 1997.

                  On March 3, 1997 the Company filed an application with the United States Patent and Trademark Office to register its SANDATANET trademark. The trademark was registered on February 24, 1998.

                  On March 30, 1999, the Company filed an application with the United States Patent and Trademark Office to register its PRO-TRAX trademark.

                  On April 28, 1999, the Company filed an application with the United States Patent and Trademark Office to register its RXTRAX trademark.

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

                  See  Item 3 -  "Legal  Proceedings"  for a  discussion  of the
settlement   terms  of  certain   litigation   between   the   Company  and  MCI
Telecommunications Corporation.

                  Research and Development

                  The Company incurred approximately $192,000 and $185,000 during the fiscal years 1999 and 1998, respectively, on research and development. The Company incorporates its research and development into its on-going business activities. The Company's employees may develop new software programs and expand or modify existing ones. After determining that a program has reached technological feasibility, the subsequent development costs are capitalized. All other costs are expensed.

                  Employees

                  As of May 31, 1999, the Company and its subsidiaries employed 147 employees, including 137 full-time and 10 part-time employees. The Company believes that its success will depend in part on its ability in a highly competitive environment to attract and retain highly skilled technical, marketing and management personnel.

                  The  Company   considers   its   employee   relations   to  be
satisfactory. The Company is not a party to any collective bargaining agreement.


ITEM 2 - DESCRIPTION OF PROPERTY

                  The Company and its subsidiaries currently occupy approximately 28,000 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of the Company's Directors ("BFS"). BFS leases the Facility from the Nassau County Industrial Development Agency (the "NCIDA"), pursuant to a lease (the "Lease"), which was assigned by the Company to BFS in November, 1996, and which expires in December 2005. BFS has the right to become the owner of the Facility upon expiration of the Lease. The Company currently pays rent to BFS in the amount of $56,730 per month. BFS also receives rent from other companies, which includes companies affiliated with the Company's Chairman, which occupy space in the Facility. The Company's facilities are adequate for current purposes (See Item 6 - "Management
Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - IDA/SBA Financing" for a discussion of the NCIDA and U.S. Small Business Administration financing transactions).


ITEM 3 - LEGAL PROCEEDINGS

                  On December 21, 1998, the Company and MCI Telecommunications Corporation ("MCI") settled a patent infringement lawsuit brought by MCI against the Company in the United States District Court for the Eastern District of New York captioned MCI Telecommunications Corporation v Sandata, Inc. The settlement provides, among other things, that the Company is granted a license under certain of MCI's patents which permit the Company to continue to market and sell its SANTRAX time and attendance verification product non-exclusively nationwide and exclusively in the home health care industries for the five New York boroughs and that the Company will pay MCI certain royalties.


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

                                                  Bid Prices
                                            High              Low
Fiscal Year Ended
May 31, 1999
First Quarter                               4-1/2              2-5/32
Second Quarter                              2-23/32            1-1/8
Third Quarter                               2-1/2              1-1/8
Fourth Quarter                              3-3/8              1-3/8

Fiscal Year Ended
May 31, 1998
First Quarter                               10-1/2             7-1/2
Second Quarter                              9-1/4              6-7/8
Third Quarter                               8-3/8              4
Fourth Quarter                              5-3/4              3-3/4

Holders

                  Management has been advised by its transfer agent (North American Transfer Co.) that the approximate number of holders of record of the Company's Common Stock, as of August 25, 1999 was 1,050.

Dividends
                  No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

                  Dividends are restricted pursuant to the terms of a revolving credit and term loan agreement between the Company and a bank.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  Analysis of Operations

                  Fiscal Years ended May 31, 1999 compared with May 31, 1998

                  Service fee revenues for fiscal 1999 were $ 14,155,092 as compared to $12,488,327 for the previous fiscal year, an increase of $1,666,765 or 13%. The increase is primarily attributable to revenues derived from SANTRAX and SANDATANET offset by decreases in revenue from National Medical Health Card Systems, Inc. ("Health Card").

                  Other income for the year ended May 31, 1999 was $437,575 as compared to $263,510 for the year ended May 31, 1998. The increase is attributable to an amount received from Health Card in connection with its hiring employees of the Company, offset by a decrease in income recognized on sales/leaseback transactions.

                  Expenses Related to Services

                  Operating expenses were $8,909,704 for the year ended May 31, 1999, as compared to $8,496,552 for the year ended May 31, 1998, an increase of $413,152 or 5%. Costs associated with SANTRAX and its operations, including payroll expenses, in addition to increases in costs associated with SANDATANET and its operations, primarily hardware purchases, were the primary factors for the increases in operating expenses.

                  Selling, general and administrative expenses for the year ended May 31, 1999 were $3,428,584 compared to $2,695,427 for the year ended May 31, 1998, an increase of approximately $733,157 or 27%. The increases were primarily due to increases in consulting, payroll and commission expenses relative to increased efforts to increase sales in the SANTRAX and SANDATANET product lines, and certain royalties payable to MCI Telecommunications Corporation, offset by a decrease in legal expenses.

                  Depreciation and amortization expenses were $2,015,390 for the year ended May 31, 1999, as compared to $1,460,105 for the year ended May 31, 1998, an increase of $555,285 or 38%. The increase was primarily attributable to fixed asset additions, including computer hardware and software capitalization costs, in connection with ongoing computer systems upgrades.

                  Interest expense for the year ended May 31, 1999 was $97,170 as compared to $56,730 for the year ended May 31, 1998, an increase of $40,440 or 71%. The increase was a result of increased borrowings on the Company's Credit Agreement.

                  Income Tax Expenses

Income tax expense was $171,177 and $27,885 for fiscal 1999 and 1998, respectively. The increase in income tax expense is due to higher pretax income, different recognition of software development costs, depreciation and amortization and revenues from sale/leaseback transactions on a book and tax basis offset by additional net operating loss carryforwards. The effective tax rates for fiscal 1999 and 1998 were 60.1% and 23.6%, respectively.

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

                  Liquidity and Capital Resources

                  The Company's working capital decreased as of May 31, 1999 to $235,599 as compared with $1,454,861 at May 31, 1998.

                  The Company has spent approximately $5,096,000 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company expects a reduction in the levels of capital expenditures in the future.

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

                  In connection with the closing of such private offering, an affiliate of the placement agent entered into a one year financial consulting agreement ("Financial Consulting Agreement") with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share (the "$5.00 Warrants") and 100,000 shares at $7.00 per share (the $7.00 Warrants"), such warrants to be exercisable until December 22, 1998 (with respect to the $5.00 Warrants) and two years (with respect to the $7.00 Warrants). The $5.00 Warrants expired on such date without having been exercised. The warrants issued in such public offering, including those issued to investors as well as the assignees of the placement agent's affiliate, are redeemable by the Company under certain circumstances.

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

                  On July 14, 1998 Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares is to be made to the Company (i) a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually; and (ii) a portion by payment of an aggregate of $921 representing the par values paid in cash. The equivalent shares of Common Stock have been pledged as security for the debt.

                  On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into the Credit Agreement with the Bank which allows Sandsport to borrow and re-borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement will expire on March 1, 2000. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of Mr. Brodsky. All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the Bank was modified to conform covenants to comply with those in the Credit Agreement.

                  In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 1999, the Group hasfailed to meet certain net worth and financial ratios, and the Bank has granted the Group waivers. As of May 31, 1999, the outstanding balance on the Credit Agreement with the Bank was $2,500,000.

                  The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. On October 31, 1997 and November 30, 1997, respectively, the Company acquired a loan receivable for an aggregate of $300,000 from a third party (a portion of which was acquired from an affiliate of the Company's Chairman), due from the Federation. Such loan receivable is secured by accounts receivable due to the Federation. Shortly following the Company's acquiring such receivable, the Federation filed for bankruptcy protection. The Company has filed, among other things, claims representing monies owed to the Company with respect to the loan and the receivables. At May 31, 1999, the Federation owed the Company the $300,000 loan receivable in addition to $47,296 for services rendered by the Company. The Company has fully reserved against the loan and the receivable in the event that it does not receive payment.

                  As of  June  1,  1998,  Health  Card  hired  11  employees  of
Sandsport in order to provide development, enhancement, modification and maintenance services, previously provided by Sandsport. Sandsport was paid $208,000 in consideration of Sandsport's waiving certain rights relative to such employees. In addition, Sandsport began leasing certain computer equipment to
Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from Sandsport pursuant to a verbal agreement. Currently the Company is leasing computer equipment to Health Card at a monthly cost to Health Card of $32,857. Sandsport is expected to continue to provide to Health Card consulting services related to Health Card's information systems (See Item 12 - "Certain Relationships and Related Transactions").

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

                  Year 2000

                  The Company believes that its computer systems and those of its major customers and suppliers are substantially Year 2000 compliant. The Company upgrades its computer systems from time to time as part of its ongoing operations. Accordingly, it is anticipated that the Company will incur significant expenditures in connection with such upgrades. However, the Company does not expect any material effect on its results of operations or financial position solely as a result of Year 2000 compliance issues


ITEM 7 - FINANCIAL STATEMENTS

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

        ------------------------- ------- ======================================
                                                   POSITIONS AND OFFICES
                                                    PRESENTLY HELD WITH
                  NAME            AGE                   THE COMPANY
        ------------------------- ------- ======================================
        ------------------------- ------- ======================================
        Bert E. Brodsky           56      Chairman of the Board, President and
                                          Treasurer
        ------------------------- ------- ======================================
        ------------------------- ------- ======================================
        Hugh Freund               61      Executive Vice President, Secretary
                                          and Director
        ------------------------- ------- ======================================
        ------------------------- ------- ======================================
        Gary Stoller              46      Executive Vice President and Director
        ------------------------- ------- ======================================
        ------------------------- ------- ======================================
        Paul J. Konigsberg        63      Director
        ------------------------- ------- ======================================
        ------------------------- ------- ======================================
        Ronald L. Fish            58      Director
        ------------------------- ------- ======================================


                Bert E. Brodsky has been Chairman of the Board and Treasurer of the Company since June 1, 1983 and President since December 1989. From August 1983 through November 1984, from December 1988 through January 1991, from February 1998 to June 1998 and from December 1998 to present, Mr. Brodsky served as Chairman of the Board of Health Card and from June 1998 through December 1998 has served as President of Health Card. From October 1983 through December 1993, Mr. Brodsky served as Chairman of the Board of Compuflight, a provider of computerized flight planning services. Since August 1980, Mr. Brodsky has served as Chairman of the Board of P.W. Medical Management, Inc., which provides financial and consulting services to physicians. Since 1979, Mr. Brodsky has also served as President of Bert Brodsky Associates, Inc., which provides consulting services.

                Hugh Freund, a founder of the Company, was the Company's President from 1978 to November 1986, and a Director of the Company since its formation in 1978. Since November 1986, Mr. Freund has served as an Executive Vice President of the Company and Secretary since 1995. Mr. Freund is also President of Sandsport, the Company's wholly-owned health care data processing subsidiary. In addition to managing the Company's operations, Mr. Freund has been responsible for the marketing efforts of the Company.

                Gary Stoller joined the Company at the time of its formation in 1978 as its Senior Programmer and Analyst and has been an Executive Vice President and a Director of the Company since January 1983. Mr. Stoller has been responsible for computer design, programming and operations of the Company as its Chief Information Officer and is the architect of the SHARP and SANTRAX systems.

     Paul J. Konigsberg served as a Director of the Company since January 1998. Mr. Konigsberg previously served on the Company's Board of Directors from November 1987 through August 1995. Mr. Konigsberg is a certified public accountant and has been a senior partner in the accounting firm of Konigsberg Wolf & Co., P.C. since 1970. Mr. Konigsberg also serves on the Company's Audit Committee.

                  Ronald L. Fish served as a Director of the Company since January, 1998. Since 1975, Mr. Fish served as Administrator, Treasurer and Director of Unlimited Care Inc., a nursing services firm. Mr. Fish also serves on the Company's Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

                  To the Company's knowledge, based solely upon a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended May 31, 1999, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% shareholders were complied with, except for one filing on Form 4 for Bert E. Brodsky, Hugh Freund and Gary Stoller.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

                  The following table sets forth certain information concerning the compensation of Bert E. Brodsky, the Chairman and Chief Executive Officer of the Company, for the fiscal years ended May 31, 1999, 1998 and 1997, respectively, as well as named executive officers of the Company for the fiscal years ended May 31, 1999, 1998 and 1997. No other person had a total salary and bonus in excess of $100,000 for the fiscal years ended May 31, 1999, 1998 and 1997:


--------------------------- ------- ------------------------------------- ------------------------------- ===========
                                           Annual Compensation                Long-Term Compensation

--------------------------- ------- ------------------------------------- ------------------------------- ===========
--------------------------- ------- ------------ ------- ------------- ------------------------ --------- ===========
                                                                               Awards           Payouts
--------------------------- ------- ------------ ------- ------------- ------------------------ --------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
                                                            Other      Restricted  Securities             All Other
                                                            Annual     Stock       Underlying  LTIP       Com-pensation
                                      Salary     Bonus    Compensa-      Awards    Options/    Payouts       ($)
    Name and Principal       Year       ($)       ($)        tion         ($)       SARs (#)      ($)
         Position                                            ($)

--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
Bert E. Brodsky, Chairman    1999   200,000 (5)   -0-     22,049 (1)      -0-       310,000       -0-     16,678 (2)
       of the Board
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
Bert E. Brodsky, Chairman                                                                                 20,401 (2)
       of the Board          1998   200,000       -0-     13,374 (1)      -0-         -0-         -0-     30,000 (3)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
Bert E. Brodsky, Chairman
       of the Board          1997   200,000       -0-     13,374 (1)      -0-       110,000       -0-     20,670 (2)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Hugh Freund
Executive Vice President,    1999   151,346       -0-        -0-          -0-       137,000       -0-     22,669 (2)
        Secretary                                                                                         17,066 (4)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Hugh Freund
Executive Vice President,    1998   165,000       -0-        -0-          -0-         -0-         -0-     22,669 (2)
        Secretary                                                                                         17,066 (4)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Hugh Freund
Executive Vice President,    1997   165,000       -0-        -0-          -0-        90,000       -0-     5,605 (2)
        Secretary
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Gary Stoller
 Executive Vice President    1999   119,039       -0-     22,391 (1)      -0-        73,500       -0-     16,040 (2)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Gary Stoller
 Executive Vice President    1998   115,000       -0-     22,391 (1)      -0-         -0-         -0-     16,040 (2)
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
--------------------------- ------- ------------ ------- ------------- ----------- ----------- ---------- ===========
       Gary Stoller
 Executive Vice President    1997   108,302       -0-     22,391 (1)      -0-        50,000       -0-        -0-
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

(5) On May 29, 1999 Mr. Brodsky signed a waiver wherein he agreed to waive his rights to an additional $300,000 of compensation due to be paid to him for the fiscal year ended May 31, 1999 pursuant to the terms of the Brodsky Employment Agreement with the Company discussed below.



Option/SAR Grants in Last Fiscal Year

         The  following   table  sets  forth  certain   information   concerning
individual grants of stock options to executive officers of the Company, during the fiscal year ending May 31, 1999:

=====================================================================================================================

                                                 Individual Grants

=====================================================================================================================
------------------------ ---------------------- ---------------------- ----------------------- ======================
                                                  Percent of Total
                                                    Options/SARs
                               Number of             Granted to
                              Securities            Employees in            Exercise or
                              Underlying             Fiscal Year             Base Price             Expiration
         Name            Options/SARs Granted            (%)                   ($/Sh)                  Date
                                  (#)
------------------------ ---------------------- ---------------------- ----------------------- ======================
------------------------ ---------------------- ---------------------- ----------------------- ======================

Bert E. Brodsky                 310,000                 59.6                    1.41                 12/10/03

------------------------ ---------------------- ---------------------- ----------------------- ======================
------------------------ ---------------------- ---------------------- ----------------------- ======================

Hugh Freund                     137,000                 26.3                    1.41                 12/10/03

------------------------ ---------------------- ---------------------- ----------------------- ======================
------------------------ ---------------------- ---------------------- ----------------------- ======================

Gary Stoller                    73,500                  14.1                    1.41                 12/10/03

------------------------ ---------------------- ---------------------- ----------------------- ======================

Aggregated Option/SAR Exercise in Last Fiscal Year and
Fiscal Year-End Option Value Table

                  The following table sets forth certain information concerning the value of unexercised options and warrants held by executive officers of the Company, for the fiscal year ended May 31, 1999.

--------------------- ----------------------- ----------------- -------------------------- ==========================
                                                                  Number of Securities       Value of Unexercised
                                                                 Underlying Unexercised    in-the-Money Options and
                                                                 Options and Warrants at      Warrants at May 31,
        Name            Shares Acquired on     Value Realized        May 31, 1999(#)                1999($)
                           Exercise(#)              ($)         Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------- ----------------------- ----------------- -------------------------- ==========================
--------------------- ----------------------- ----------------- -------------------------- ==========================
  Bert E. Brodsky              -0-                  -0-                 310,000/0                  27,900/0
--------------------- ----------------------- ----------------- -------------------------- ==========================
--------------------- ----------------------- ----------------- -------------------------- ==========================
    Hugh Freund                -0-                  -0-                 137,000/0                  12,330/0
--------------------- ----------------------- ----------------- -------------------------- ==========================
--------------------- ----------------------- ----------------- -------------------------- ==========================
    Gary Stoller               -0-                  -0-                 143,500/0                 (65,685)/0
--------------------- ----------------------- ----------------- -------------------------- ==========================

                  On July 14, 1998 Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised.


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

                  Effective February 1, 1997, the Company and Mr. Brodsky entered into the Brodsky Employment Agreement providing for, among other things, compensation at the annual rate of $500,000 or lesser amount if mutually agreed, plus such bonuses or additional compensation that the Board of Directors of the Company may, on the basis of improvements in the Company's performance or other reasonable criteria, deem appropriate. During the 5-year term of the Brodsky Employment Agreement, the employee shall also be provided with a full-time use of a Company automobile, six (6) weeks paid vacation annually and group medical insurance and other benefits or programs which the Company establishes or has made available to its employees. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal year ended May 31, 1999 and has signed a waiver evidencing his agreement to such reduction.


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

======================================= ----------------------------------------- =========================================

Name of Director and Name and Address                                                      Approximate Percentage
         of Beneficial Owner                        Number of Shares                        of Outstanding Shares
======================================= ----------------------------------------- =========================================
Bert E. Brodsky
26 Harbor Park Drive
Port Washington, NY                                  1,209,825 (1)                               43.3% (1)
======================================= ----------------------------------------- =========================================
Hugh Freund
26 Harbor Park Drive
Port Washington, NY                                   396,721 (2)                                15.2% (2)
======================================= ----------------------------------------- =========================================
Gary Stoller
26 Harbor Park Drive
Port Washington, NY                                   297,278 (3)                                11.3% (3)
======================================= ----------------------------------------- =========================================
Paul J. Konigsberg
Konigsberg Wolf & Co.
440 Park Avenue South                                    8,000                                       *
New York, NY 10016
======================================= ----------------------------------------- =========================================
Ronald L. Fish
Unlimited Care Inc.
245 Main Street                                            --                                        --
White Plains, NY 10601
======================================= ========================================= =========================================
All executive officers and Directors
as a group (5 persons)                            1,911,824 (1)(2)(3)                         62.2% (1)(2)(3)
======================================= ========================================= =========================================

---------------
(1) Includes 74,734 shares of the Company's Common Stock owned by the trusts established for the benefit of Mr. Brodsky's four children, of which Mr. Brodsky is a trustee; includes 20,500 shares of the Company's Common Stock owned by Mr. Brodsky's wife; includes 97,318 shares owned by Mr. Brodsky's adult daughter. Includes presently exercisable options to purchase 310,000 shares of Common Stock at $1.41 per share under the 1995 Plan.

(2) Includes presently exercisable options to purchase 137,000 shares of Common Stock at $1.41 per share under the 1995 Plan. Excludes 41,464 shares of Common Stock owned by Mr. Freund's adult children; excludes 91,000 shares of Common Stock owned by Mr. Freund's wife. As set forth in Mr. Freund's Schedule 13G, filed with the SEC on February 16, 1999, Mr. Freund disclaims any beneficial interest in, or voting or dispositive control over, such shares.

(3) Includes presently exercisable options to purchase 20,000 shares of Common Stock at $2.34 per share under the 1995 Plan; includes presently exercisable options to purchase 50,000 shares of Common Stock at $2.61 per share under the 1995 Plan; includes presently exercisable options to purchase 73,500 shares of Common Stock at $1.41 per share under the 1995 Plan. Includes 21,000 shares of Common Stock owned by trusts established for the benefit of Mr. Stoller's children of which Mr. Stoller is a trustee.

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

                  Advances and Loans to Affiliates

                  At May 31, 1997, the Company was owed approximately $138,000 from a company affiliated with the officers of the Company. Subsequent to May 31, 1997, the Company received approximately $18,000 and a promissory note for the balance due. The note is payable in 24 monthly payments of principal and interest at 8% commencing September 1, 1997. The Company deferred principal payments from April, 1998 to October, 1998, at which time principal and interest payments resumed. At May 31, 1999, the Company was owed approximately $42,000 on such note.

                  During the fiscal year ended May 31, 1999 the Company paid an aggregate of $44,440 on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

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


                  National Medical Health Card Systems, Inc.

                  As of May 31, 1999, the Company derived revenue from Health Card, a company affiliated with the Company's Chairman of the Board, principally for data base and operating system support, hardware leasing, maintainance and related administrative services. The revenues generated from Health Card amounted to approximately $1,765,000 and $2,307,000 for the years ended May 31, 1999 and 1998, respectively. Included in the current year revenues are billings of approximately $540,000 forquality assurance testing of software programs developed by Health Card and network support Subsequent to May 31, 1999, the Company received $635,494 from Health Card in full payment of amounts due as of that date (See "Item 6 - Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources").

                  Equipment Leases

                  The Company leases various equipment from a company affiliated with the Company's Chairman. The equipment is leased on a monthly basis at a rate of approximately $24,000 per month.

                  Medical Arts Office Services, Inc.

                  Medical Arts Office Services, Inc. ("MAOS"), a company which the Company's Chairman of the Board is the sole shareholder provided the Company with accounting, bookkeeping and paralegal services. For the fiscal years ended May 31, 1999 and 1998 the total payments made by the Company to MAOS were $193,934 and $223,813 respectively.

                  Federation of Puerto Rican Organizations

                  The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. On October 31, 1997 and November 30, 1997, respectively, the Company acquired a loan receivable for an aggregate of $300,000 from a third party (a portion of which was acquired from an affiliate of the Company's Chairman), due from the Federation. Such loan receivable is secured by accounts receivable due to the Federation. Shortly following the Company's acquiring such receivable, the Federation filed for bankruptcy protection. The bankruptcy was subsequently dismissed. The Company has filed, among other things, claims representing monies owed to the Company with respect to the loan and the receivables. At May 31, 1999, the Federation owed the Company the $300,000 loan receivable in addition to $47,296 for services rendered by the Company. The Company has fully reserved against the loan and the receivable in the event that it does not receive payment.


ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

3(A)(i) Certificate of Incorporation and Amendments thereto including Certificate of Ownership and Merger(DE) and Agreement and Plan of Merger (1)

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

4(D) Loan Agreement dated August 11, 1995 between Sandata, Inc. and Long Island
     Development Corporation (1)

4(E) "504"  Note  dated  August  11,  1995  from  the  Long  Island  Development
     Corporation to Sandata, Inc. (1)

4(F) Nassau County Industrial Development  Agency Industrial Development Revenue
     Bonds (1994 Brodsky Sibling Realty Inc. Project) Assumption and Amendment of Certain Agreements dated November 1, 1996 (3)

4(G) Revolving Credit Agreement dated as of April 18, 1997 by and among
     Sandsport Data Services, Inc. and Marine Midland Bank (3)

10(A) Software License Agreement and Distribution Agreement between Sandata Home
      Health Systems, Inc. and Fastrack Healthcare Systems, Inc.dated as of June 15, 1995 (1)

10(B) Employees' Incentive Stock Option Plan (1)

10(C) First Amendment to Incentive Stock Option Plan dated April 4, 1989 (1)

10(D) Second Amendment to Incentive Stock Option Plan dated December 18, 1990(1)

10(E) 1986 Non-Qualified Stock Option Plan (1)

10(F) Amendment to 1986 Non-Qualified Stock Option Plan dated April 4, 1989 (1)

10(G) 1995 Stock Option Plan (1)

10(H) 1998 Stock Option Plan

10(I) Common Stock Purchase Warrants as issued to Bert E. Brodsky (1)

10(J) Deferred  Compensation Plan dated  May 1, 1992  between the Registrant and
      Bert E. Brodsky (1)

10(K) Form of agreement between Sandsport Data Services, Inc. and vendor agency (2)

10(L) Form  of   agreement between  Sandsport  Data  Services,  Inc.  and vendor agency (2)

10(M) Form of Subscription Agreement dated December 23, 1996 (2)

10(N) Form of Subscription Agreement dated September 12, 1996 (2)

10(O) Form of Common Stock Purchase Warrant ($5.00 Exercise Price) (2)

10(P) Form of Common Stock Purchase Warrant ($7.00 Exercise Price) (2)

10(Q) Form of Redeemable Common Stock Purchase Warrant (2)

10(R) Employment Agreement dated February 1, 1997 between the Registrant and
      Bert E. Brodsky (3)

10(S) Form of Pledge Agreement (4)

10(T) Form of Non-Negotiable Promissory Note (4)

16 Letter re Change in Certifying Accountant (1)

21 Subsidiaries of Registrant

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

(4) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 1998.

         (b)      Reports on Form 8-K


                  None.

                                 SANDATA, INC.

                     FINANCIAL STATEMENTS COMPRISING ITEM 7
                             OF REPORT ON FORM 10-KSB
                      TO SECURITIES AND EXCHANGE COMMISSION
                               YEAR ENDED MAY 31, 1999



                        SANDATA, INC. AND SUBSIDIARIES


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
Report of Independent Public Accountants

Financial Statements

   Consolidated Balance Sheets as of May 31, 1999 and 1998                   F-3

   Consolidated Statements of Income for the years ended
   May 31, 1999 and 1998                                                     F-5

   Consolidated Statements of Shareholders' Equity for the years
   ended May 31, 1999 and 1998                                               F-6

   Consolidated Statements of Cash Flows for the years ended
   May 31, 1999 and 1998                                                     F-7

   Notes to Consolidated Financial Statements                                F-8

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
of Sandata, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Sandata, Inc. and Subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandata, Inc. and Subsidiaries as of May 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Marcum & Kliegman LLP

/s/ Marcum & Kliegman LLP


Woodbury, New York
August 26, 1999

                                          SANDATA, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                      May 31,


                               ASSETS                                                       1999                     1998
                                                                                            ----                     ----

CURRENT ASSETS
       Cash and cash equivalents                                                         $1,533,576              $1,794,947
       Accounts receivable, net of allowance for doubtful accounts
           of $533,000 and $443,000 at 1999 and 1998, respectively                        2,034,248               1,611,457
       Receivables from affiliates                                                          924,426                 619,687
       Other receivable                                                                   1,100,000                     ---
       Inventories                                                                           29,307                  27,003
       Prepaid expenses and other current assets                                            485,455                 140,873
                                                                                         ----------              ----------
                  Total Current Assets                                                    6,107,012               4,193,967

FIXED ASSETS, NET                                                                         7,169,002               5,814,381

OTHER ASSETS
       Notes receivable                                                                     169,608                 100,000
       Cash surrender value of officer's life insurance, security
           deposits and other                                                               775,557                 525,281

                  Total Assets                                                          $14,221,179             $10,633,629
                                                                                        ===========             ===========







                                  See notes to consolidated financial statements

                                          SANDATA, INC. AND SUBSIDIARIES

                                                         May 31,

                                         LIABILITIES AND SHAREHOLDERS' EQUITY               1999                     1998
                                                                                            ----                     ----

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                             $3,022,395              $2,507,042
       Current portion of long-term debt                                                  2,500,000                  22,296
       Deferred/unearned revenue                                                             13,633                  23,410
       Deferred income                                                                      335,385                 186,358
                                                                                         ----------               ----------

                  Total Current Liabilities                                               5,871,413               2,739,106
                                                                                          ---------               ---------

LONG-TERM DEBT                                                                                  ---                     ---

DEFERRED INCOME                                                                             324,096                 215,945

DEFERRED INCOME TAXES                                                                       535,000                 382,000
                                                                                          ---------               ---------

                  Total Liabilities                                                       6,730,509               3,337,051
                                                                                          =========               =========

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common stock; par value $.001;  authorized 6,000,000 and 3,000,000 shares in 1999 and 1998, 2,481,481 and 1,560,149 shares issued
       and outstanding in 1999 and 1998, respectively;                                        2,481                   1,560
       Additional paid in capital                                                         5,772,079               4,173,091
       Retained earnings                                                                  3,235,769               3,121,927
Notes receivable - officers                                                              (1,519,659)                    ---
                                                                                         -----------              ---------

                  Total Shareholders' Equity                                              7,490,670               7,296,578
                                                                                          ---------               ---------

                  Total Liabilities and Shareholders' Equity                            $14,221,179             $10,633,629
                                                                                        ===========             ===========

                                  See notes to consolidated financial statements

                                          SANDATA, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME

                                                Years ended May 31,

                                                                                               1999                    1998
REVENUES:
       Service fees                                                                     $14,155,092             $12,488,327
       Other income                                                                         437,575                 263,510
       Interest income                                                                      143,200                  75,133
                                                                                         ----------              ----------
                                                                                         14,735,867              12,826,970
                                                                                         ----------              ----------
COSTS AND EXPENSES:
           Operating                                                                      8,909,704               8,496,552
           Selling, general and administrative                                            3,428,584               2,695,427
           Depreciation and amortization                                                  2,015,390               1,460,105
           Interest expense                                                                  97,170                  56,730
                       -------------

TOTAL COSTS AND EXPENSES                                                                 14,450,848              12,708,814
                                                                                         ----------              ----------

Earnings from operations before income taxes                                                285,019                 118,156

       Income tax expense                                                                   171,177                  27,885
                                                                                         ----------              ----------
NET EARNINGS                                                                            $   113,842            $    90,271

BASIC EARNINGS PER SHARE                                                                $       .05             $       .06
DILUTED EARNINGS PER SHARE                                                              $       .04             $       .04
                                                                                         ----------              ----------




                                  See notes to consolidated financial statements

                                          SANDATA, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Years ended May 31, 1999 and 1998


                                                 Additional                                                Notes
                        Common Stock              Paid-in           Retained         Treasury            Receivable
                    Shares         Amount         Capital           Earnings           Stock              Officers         Total

Balance at
June 1,          1,216,727        $ 1,216        $2,795,801        $3,031,656        $(136,886)                ---        $5,691,787
1997

Effect of
fractional
shares paid
out in
cash                  (28)           ---              ---                ---              ---                  ---               ---

Exercise of
common stock
purchase
warrants          166,000            166         1,105,661               ---               ---                 ---         1,105,827

Exercise of
common
stock
options           230,222            230           408,463               ---               ---                 ---           408,693

Reissuance
of treasury
stock             (52,772)           (52)        (136,834)               ---           136,886                 ---

Net earnings          ---             ---             ---             90,271               ---                                90,271
             ------------    ------------    ------------       ------------      ------------        ------------      ------------
Balance at
May 31, 1998    1,560,149       $   1,560       4,173,091         $3,121,927               ---                 ---        $7,296,578


Exercise of
common stock
purchase
warrants          400,000             400         551,600               ---                ---            (551,448)              552

Exercise of
common stock
options           521,332             521       1,047,388               ---                ---            (968,211)           79,698

Net
Earnings              ---             ---             ---             113,842              ---                 ---           113,842
             ============    ============    ============        ============     ============        ============      ============

Balance at
May 31, 1999    2,481,481      $    2,481      $5,772,079          $3,235,769     $        ---        $ (1,519,659)       $7,490,670
             ============    ============    ============        ============     ============        ============      ============

                                  See notes to consolidated financial statements

                                          SANDATA, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years ended May 31,
                                                                                           1999                   1998
                                                                                           ----                   ----
Cash flows from operating activities:
    Net earnings                                                                       $  113,842             $  90,271
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                                                  2,015,390             1,460,105
         (Gain) on disposal of fixed assets                                              (473,532)             (184,642)
         Provision for losses on accounts receivable                                        89,718              112,542
         (Decrease) in deferred income                                                   (216,353)             (262,846)
         Recognition of deferred revenue                                                 (125,122)              (53,780)
         Deferred tax provision                                                           153,000                12,000
           (Increase) decrease in operating assets
                Accounts receivable                                                      (512,509)             (469,410)
                Receivables from affiliates                                              (304,739)              330,219
                Other receivable                                                       (1,100,000)                  ---
                Receivable from former affiliate                                              ---                12,074
                Notes receivable - officers                                                   ---               102,867
                Inventories                                                                (2,304)              (10,668)
                Prepaid expenses and other current assets                                (344,582)               71,241
                Other assets                                                             (250,276)             (114,144)
         Increase in operating liabilities
                Accounts payable and accrued expenses                                     506,401               815,586
                Deferred revenue                                                          115,344                74,457
                Deferred income                                                           473,532               184,642
                                                                                       ----------            ----------
           Net cash provided by operating activities                                      137,810             2,170,514
                                                                                       ----------            ----------

Cash flows from investing activities:
         Purchases of fixed assets                                                     (5,096,479)           (2,510,332)
         Proceeds from sale/leaseback transactions                                      2,200,000               700,000
         Collection on note receivable                                                     17,985                   ---
                                                                                       ----------            ----------
            Net cash used in investing activities                                      (2,878,494)           (1,810,332)
                                                                                       -----------           -----------

Cash flows from financing activities:
         Proceeds from stock transactions                                                   1,609             1,514,520
         Principal payments on term loans                                                 (22,296)             (279,769)
         Proceeds from line of credit                                                   4,500,000                   ---
         Principal payments on line of credit                                          (2,000,000)           (1,000,000)
                                                                                       -----------           -----------
           Net cash provided by financing activities                                    2,479,313               234,751

(Decrease) increase in cash and cash equivalents                                         (261,371)              594,933
Cash and cash equivalents at beginning of year                                          1,794,947             1,200,014
                                                                                        ---------             ---------
Cash and cash equivalents at end of year                                               $1,533,576            $1,794,947
                                                                                       ==========            ==========

Supplemental Disclosure of Noncash Investing and Financing Activities:

On July 14, 1998, certain officers, directors and employees exercised their options and warrants to purchase 921,334 shares of Common Stock for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 and a portion in the form of non-recourse promissory notes.

                                  See notes to consolidated financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business and Economic Dependency

         Sandata, Inc. and Subsidiaries (the "Company") are primarily engaged in the business of providing computerized data processing services and custom software and programming services using Company-developed and licensed software principally to the healthcare industry. The Company primarily operates in the New York metropolitan area. During fiscal years 1999 and 1998, the Company received revenues from a group of customers who are all funded by one governmental agency, amounting to approximately $9,460,000 and $8,416,000, respectively.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Sandata, Inc. and its wholly owned subsidiaries: Sandsport Data Services, Inc., Sandata Home Health Systems, Inc., Sandata Spectrum, Inc., SANTRAX Systems, Inc., SANTRAX Productivity, Inc. and Pro-Health Systems, Inc. (formerly known as Sandata Inteck, Inc.). SANTRAX Productivity, Inc. is an inactive subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Software Costs

         The Company capitalizes software development costs from the point in time where technological feasibility has been established until the computer software product is available to be sold. The Company's amortization is computed on a straight line basis over a five year period, which represents the estimated useful life of the software. The Company matches its software amortization against its respective product revenue, which is reported on a product by product basis.


         Inventories

         Inventories, consisting of computer hardware and peripherals held for resale, are stated at the lower of cost or market; cost is determined using the specific identification method.

         Net Earnings Per Common Share

         In 1997, the Financial Accounting Standards Board issued Standard No. 128 ("SFAS No. 128"), "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted average shares of common stock issued plus outstanding stock options, in accordance with Staff Accounting Bulletin No. 98.

         Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,372,941 at May 31, 1999 and 1,478,419 at May 31, 1998. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows: 2,569,209 at May 31, 1999 and 2,246,206 at May 31, 1998.

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

         Concentration of Credit Risk

         The Company may be subject to a concentration of credit risk with respect to its trade receivables. The Company performs on-going credit evaluations of its customers and generally does require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts.

         The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of May 31, 1999.

         Statements of Cash Flows

         The Company paid income taxes of approximately $22,000 and $25,000 and interest of approximately $87,000 and $57,000 for the years ended May 31, 1999 and 1998, respectively.

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

         Stock Options

         The  Company  accounts  for  its  stock-based   compensation  plans  in
         accordance with the provisions of APB 25 and provides pro forma disclosure in accordance with SFAS 123.

         Comprehensive Income

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Business Segments

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information", which supercedes SFAS No 14, "Financial Reporting for Segments of A Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that its operations are in one segment, computer services to the health care industry. The Company's customers and operations are primarily within the New York metropolitan area.

         New Accounting Pronouncements

         In April, 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities" was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-5 will have a significant effect on results of operations or the financial position of the Company.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employee Disclosures about Pensions and Other Post Retirement Benefits", which standardizes the disclosure requirements for pensions and other post retirement benefits. The Company does not expect that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company.

         In June 1998, the Financial Accounting Standards Board issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Company does not expect that the adoption of the new statement will have a significant effect on results of operations or the financial position of the Company.

NOTE 2 - FIXED ASSETS

         Fixed assets consist of the following:
                                                                Useful                           May 31,
                                                                  Life                   1999                1998
                                                                ------                   ----                ----
         Computer equipment and software costs                    5 years             $12,354,848        $9,391,943
         Furniture, fixtures and automobiles                    4-7 years                 269,337           304,580
         Leasehold improvements                                  10 years               2,615,741         2,421,036
                                                                                      -----------       -----------
                                                                                      $15,239,926       $12,117,559

         Less accumulated depreciation and amortization                                 8,070,924         6,303,178
                                                                                      -----------       -----------
                                                                                      $ 7,169,002       $ 5,814,381
                                                                                      ===========       ===========

         Depreciation and amortization expense relating to fixed assets (other than software costs) amounted to approximately $693,000 and $586,000 in 1999 and 1998, respectively.

         Unamortized software costs amounted to approximately $4,946,000 and $2,990,000 at May 31, 1999 and 1998, respectively. Amortization expense for these costs totaled approximately $1,322,000 and $874,000 in 1999 and 1998, respectively.

         Research and development expenses amounted to approximately $192,000 and $185,000 in 1999 and 1998, respectively.

NOTE 3 - DEBT

         Credit Agreement

         On April 18, 1997, the Company's wholly owned subsidiary Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with a bank ( the "Bank") in the amount of $3,000,000. The unpaid balance of any loans under the Credit Agreement bear interest at either the Bank's prime rate or the adjusted LIBOR rate, as defined in the Credit Agreement, and will be paid quarterly. The Company was required to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. Any indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group as well as a collateral assignment of $2,000,000 of life insurance payable on the life of a key officer of the Company. All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. In addition, the Group is required to maintain certain financial and restrictive covenants. At May 31, 1999, the Group has failed to meet certain net worth and financial ratios and the Bank has granted the Group waivers.The Credit Agreement will expire on March 1, 2000, at which time any outstanding principal balance will be due and payable. As of May 31, 1999, the outstanding balance on the Credit Agreement with the Bank was $2,500,000.

         Long Term Debt

         Long-term debt at May 31, 1999 and 1998 was as follows:

                                                                                 1999                1998
                                                                                 ----                ----

         8.7% Term Loan payable to affiliate, due 1998                   $         ---        $     10,401
         8.91% Term Loan payable to affiliate, due 1998                            ---              11,895

         Variable Rate Term Loan under Credit Agreement                      2,500,000                 -0-
                                                                           -----------         -----------
                                                                             2,500,000              22,296
         Less: current portion of long-term debt                             2,500,000              22,296
                                                                           -----------         -----------
         Long-term debt                                                   $        -0-        $        -0-
                                                                           ===========         ===========

         The Term Loans payable to affiliates represent assumed indebtedness owed to affiliates of the Company's Chairman and were incurred by the affiliates in connection with the construction of improvements to the Company's office space (the "Facility"). The loans are collateralized by the assets of the primary obligor, BFS Realty, LLC ("BFS"), an affiliate of the Company's Directors, from whom the Company leases office space at the Facility. The loans are guaranteed by the Company's Chairman (see Note 6). The loans were paid in full in July 1998.


NOTE 4 - INCOME TAXES

         The income tax expense is comprised of the following:

                                                                                 Year ended May 31,
                                                                                1999              1998
         Current
                  Federal                                                       $    ---         $    ---
                  State                                                           18,177           15,885

         Deferred - Federal and state                                            153,000           12,000
                                                                                --------          -------
                                                                                $171,177          $27,885
                                                                                ========          =======

         The Company's effective income tax rate differs from the statutory U.S.
         Federal income tax rate as a result of the following:
                                                                                  Year ended May 31,
                                                                                1999              1998


         Statutory U.S. federal tax rate                                           34.0%             34.0%
         State taxes                                                                4.7              15.9
         Net operating loss carryforwards                                         (97.4)           (204.0)

         Impact of changes in items giving rise to deferred taxes:
             Depreciation and amortization                                        151.2             158.9
             Deferred revenue                                                      (2.9)             25.8
             Other                                                                 (7.9)             (7.0)
                                                                                --------          --------
                                                                                 60.1%               23.6%
                                                                                ========          ========

         As of May 31, 1999 and 1998 depreciation and amortization gave rise to deferred tax liabilities of approximately $1,630,000 and $1,047,000, respectively. Allowance for doubtful accounts, employee benefit accruals, deferred gains, net operating loss carryforwards and contribution carryovers gave rise to deferred tax assets of approximately, $1,095,000 and $665,000, respectively. These amounts are presented net in the consolidated balance sheet as of May 31, 1999 and 1998, as a noncurrent deferred tax liability.

         At May 31, 1999, the Company had net operating loss carryforwards for tax purposes of $1,252,000, expiring at various dates through 2019.


NOTE 5- COMMITMENTS AND CONTINGENCIES

         Lease Agreements

         The Company leases office space at the Facility from BFS (see Note 6). Total office space and equipment rental expense under operating leases amounted to approximate $2,492,000 and $2,173,000 in fiscal 1999 and 1998, respectively. The Company paid rent in the amount of $661,860 and $604,350 to BFS for the years ended May 31, 1999 and May 31, 1998, respectively.

         The Company has obligations to pay rental expense in connection with six sale/leaseback transactions. The rental expenses amounted to approximately $1,000,800 and $1,025,900 for the years ended May 31, 1999 and 1998 respectively. (See Note 8)

         In connection with a February 1995 sale/leaseback, the Company previously issued irrevocable letters of credit in an aggregate amount of $375,000 for the benefit of the lessor. One letter of credit in the amount of $225,000 is cancellable if the Company meets certain financial covenants; this letter of credit has been extended until the earlier of the Company's meeting such financial covenants or the termination of the June 1996 lease with the same lessor. The other letter of credit in the amount of $150,000 expired upon the termination of the February 1995 lease. In connection with a March 1997 sale/leaseback, the Company issued an irrevocable letter of credit in the amount of $200,000 for the benefit of the lessor, which has been extended until August 1, 2000.

         Future minimum lease payments for all non cancellable operating leases at May 31, 1999 are as follows:
                                                                       Amount
                Year ending May 31,
                       2000                                           $2,834,500
                       2001                                            2,050,924
                       2002                                            1,462,401
                       2003                                              768,815
                       2004                                              698,112
                       Thereafter                                        226,920
                                                                 ---------------
                                                                   $   8,041,672

         Litigation

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

         Employment and Deferred Compensation Agreements

         On February 1, 1997 the Company and Mr. Brodsky entered into an employment agreement for a five year term (the "Brodsky Employment Agreement"). Among other things, the Brodsky Employment Agreement provides compensation at the annual rate of $500,000 or a lesser amount if mutually agreed. The Brodsky Employment Agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal years ended May 31, 1999 and 1998 and has signed waivers evidencing his agreement to such reductions.

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

         b. The Company derives revenue from National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman of the Board fordata base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from this company, amounted to $1,765,000 and $2,307,000 for the years ended May 31, 1999 and 1998, respectively. At May 31, 1999, the Company was owed approximately $635,000 by such affiliate, which was received in full subsequent to May 31, 1999.

         As of June 1, 1998, Health Card hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $208,000 in consideration of the Company's waiving certain rights relative to such employees. In addition, the Company began leasing certain computer equipment to Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from the Company pursuant to a verbal agreement. The Company is expected to continue to provide to Health Card consulting services related to its information systems.

         c. The Company is indebted under two Term Loans to affiliates of the Company's Chairman, as described in Note 3. Each of the foregoing loans were incurred in connection with the construction of improvements to the Facility, are collateralized by the assets of the primary obligor and are guaranteed by the Company's Chairman. The loans were paid in full in July 1998.

         d. The Company makes various lease payments to affiliates of the Company's Chairman.. The payments are for: equipment rental, which was $387,346 and $366,796 in fiscal 1999 and 1998, respectively, and rent for the Facility which was $661,860 and $604,350 in fiscal 1999 and 1998, respectively.

         e. Medical Arts Office Services, Inc. ("MAOS"), a company which the Company's Chairman of the Board is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. For the fiscal years ended May 31, 1999 and 1998 the total payments made by the Company to MAOS were $193,934 and $223,813, respectively.

         f. At May 31, 1997, the Company was owed approximately $138,000 from a company affiliated with the officers of the Company. Subsequent to May 31, 1997, the Company received approximately $18,000 and a promissory note for the balance due. The note is payable in 24 monthly payments with interest at 8% commencing September 1, 1997. The Company deferred principal payments from April, 1998 to October, 1998, at which time principal and interest payments resumed. At May 31, 1999, the Company was owed approximately $42,000 on such note.

         g. On June 3, 1997 the Securities Exchange Commission declared effective the Company's registration statement on Form S-3 (the "Registration Statement") which covered, among other things, the reoffer of 820,213 shares of common stock beneficially owned by Mr. Brodsky and 417,927 shares beneficially owned by two directors and executive officers of the Company.

         h. The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. On October 31, 1997 and November 30, 1997, respectively, the Company acquired a loan receivable for an aggregate of $300,000 from a third party (a portion of which was acquired from an affiliate of the Company's Chairman), due from the Federation. Such loan receivable is secured by accounts receivable due to the Federation. Shortly following the Company's acquiring such receivable, the Federation filed for bankruptcy protection. The Company has filed, among other things, claims representing monies owed to the Company with respect to the loan and the receivables. At May 31, 1999, the Federation owed the Company the $300,000 loan receivable in addition to $47,296 for services rendered by the Company. The Company has fully reserved against the loan and the receivable in the event that it does not receive payment.

NOTE 7 - SHAREHOLDERS' EQUITY

         a.   Common Stock Purchase Warrants

         At May 31, 1998, there were outstanding and exercisable 400,000 common stock purchase warrants issued to the Company's Chairman. For each warrant, the Chairman may purchase one share of common stock at $1.38 per share, which represented the fair market value of the Company's common stock at the date of issuance of the warrants, which expire in 2001. The warrants were exercised on July 14, 1998.

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

         In connection with the closing of such private offering, an affiliate of the placement agent entered into a one year financial consulting agreement ("Financial Consulting Agreement") with the Company, pursuant to which, among other things, such affiliate will receive aggregate annual payments of $36,000 and certain assignees of such affiliate received warrants to purchase an aggregate of 200,000 shares of Common Stock exercisable as follows: 100,000 shares at $5.00 per share (the "$5.00 Warrants") and 100,000 shares at $7.00 per share (the "$7.00 Warrants"), such warrants to be exercisable until December 22, 1998 (with respect to the $5.00 Warrants) and two years (with respect to the $7.00 Warrants). The $5.00 Warrants expired on such date without having been exercised. The warrants issued in such private offering, including those issued to investors as well as the assignees of the placement agent's affiliate, are redeemable by the Company under certain circumstances.

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

         c.   Stock Options

         The Company has stock options outstanding under three stock option plans. At May 31, 1999, there were 2,536 options outstanding under an incentive stock option plan adopted in October 1984 and subsequently amended. Options granted under this plan were granted at exercise prices not less than fair market value on the date of grant. Options outstanding under this plan expire in 2001. No additional options may be granted under this plan. During 1998, certain officers of the Company exercised 206,667 options at an exercise price of $1.79 per share and 23,333 options at an exercise price of $1.875 per share under this plan. Other option exercises under this plan amounted to 222 shares at an exercise price of $1.875 per share. Net proceeds generated from option exercises during fiscal 1998 were $408,693.

         At May 31, 1999, there were no options outstanding under a nonqualified stock option plan adopted in November, 1986 and subsequently amended. No additional options may be granted under this plan.

         At May 31, 1999, there were also 590,500 incentive options outstanding under a stock option plan adopted in January 1995, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that options be granted at exercise prices not less than the fair market value at the date of grant, over a ten-year period. All options outstanding under this plan are exercisable at May 31, 1999 at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.
              Summary information with respect to the stock option plans follows:

                                                       Range of               Outstanding      Outstanding
                                                       exercise                 options          options
                                                       prices ($)               granted        exercisable

              Balance, June 1, 1997                  1.38 - 2.61                 824,092          824,092
              Exercised                              1.79 - 1.875               (230,222)        (230,222)
                                                                                --------         --------
              Balance, May 31, 1998                  1.38 - 2.61                 593,870          593,870
              Granted                                1.41 - 3.00                 914,250          640,810
              Cancelled                                                          (28,540)         (28,540)
              Exercised                              1.38 - 2.61                (521,334)        (521,334)
                                                                                ---------        ---------
              Balance, May 31, 1999                  1.41 - 3.00                 958,246          684,806
                                                                                =========        ========

         On July 14, 1997, the Company filed a Registration Statement on Form S-8 relative to reofferings of shares of Common Stock of the Company which may be acquired pursuant to stock option plans.

         In August 1997, pursuant to the terms of the Company's incentive stock option plan, certain officers of the Company exercised 206,667 options at an exercise price of $1.79 per share and 23,333 options at an exercise price of $1.875 per share. Other option exercises by employees of the Company amounted to an aggregate of 222 shares at an exercise price of $1.875 per share. The total proceeds generated from option exercises during the fiscal year ended May 31, 1998 were $408,693.

         On July 14, 1998, Messrs. Brodsky, Freund, Stoller, Konigsberg, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised.

         In October 1998, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares from 3,000,000 to 6,000,000.

         In October 1998, the Company adopted a stock option plan, reserving 1,000,000 shares of common stock for grant under the plan. Stock options granted under the plan may be either statutory or non-statutory. As of May 31, 1999, an aggregate of 345,210 statutory stock options were granted under the plan and vest over a three-year period. Additionally, in October 1998, the Company granted certain directors of the Company non-statutory stock options to purchase an aggregate of 20,000 shares of the Company's common stock at an exercise price of $3.00. These options vest immediately and are exercisable over a five-year period.

         In December 1998, the Company granted 520,500 statutory options to certain officers of the Company under a stock option plan adopted in January 1995 at an exercise price of $1.41 per share. These options vest immediately and are exercisable over a five-year period.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock option plans under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1999 and 1998.


         ASSUMPTION

                                                                                         May 31
                                                                                1999               1998
                                                                                ----               ----

         Risk free rate                                                 4.33% - 6.74%       6.03% - 7.82%
         Dividend yield                                                          .000               .000
         Volatility factor of the expected market price of the                   .809               .809
                  Company's common stock
         Average life                                                          5 years           5 years


         The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly differently from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense over the vesting period of the options. The Company's pro forma income (loss) is as follows:

                                                            Years ended May 31

                                                         1999               1998
                                                         ----               ----

          Pro forma net income (loss)                $40,535           $(67,397)
          Pro forma net income (loss) per share$     $   .02           $   (.05)

         The weighted average fair value of options granted during the years ended May 31, 1999 and 1998 were $.94 and $1.09,, respectively, for shares granted. The weighted average remaining contractual life of options exercisable at May 31, 1999 is 4 years. The exercisable prices range from $1.41 to $3.00 for options outstanding as of May 31, 1999.


NOTE 8 - SALE/LEASEBACK TRANSACTIONS

         The Company is a party to various sale/leaseback transactions involving certain fixed assets. Gains on these transactions have been deferred and are being recognized over the lives of the related leases, ranging from thirty-six (36) to sixty (60) months. Approximately $216,000 and $263,000 of the deferred gains were recognized in fiscal 1999 and 1998, respectively. Included in these amounts are the effects of sale/leaseback transactions entered into fiscal 1999 and 1998, as follows:

         In January 1998, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $515,000, were sold for $700,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $62,000 and $26,000 of the deferred gain was recognized for fiscal 1999 and 1998, respectively.

         In January 1999, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $830,000, were sold for $1,100,000. The resulting gain of approximately $270,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $30,000 of deferred gain was recognized for fiscal 1999. An unaffiliated third party purchased the residual rights in such lease.

         In May 1999, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and equipment). The fixed assets, which had a net book value of approximately $896,000 were sold for $1,100,000. The resulting gain of approximately $204,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. The sale proceeds, which are shown as Other receivable in the financial statements, were received in June 1999. An unaffiliated third party purchased the residual rights in such lease.


NOTE 9 - RETIREMENT PLAN

         The Company has a 401(k) savings plan covering all eligible employees in which the Company matches a portion of the employees' contribution. The amount of this match was $23,259 and $20,641 in fiscal years 1999 and 1998, respectively.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SANDATA, INC.
--------------------------------------------------------------------------------
                            (Registrant)

By     /s/ Bert E.Brodsky
           Bert E. Brodsky, Chairman of the Board
           (Principal Executive Officer and
           Principal Financial and Accounting Officer)

Date: August 27, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Bert E.Brodsky
         Bert E. Brodsky, Chairman, President, Treasurer, Director

Date: August 27, 1999


By   /s/ Hugh Freund
         Hugh Freund, Executive Vice President, Secretary, Director

Date: August 27, 1999


By   /s/ Gary Stoller
         Gary Stoller, Executive Vice President, Director

Date: August 27, 1999


By    /s/ Paul J.Konigsberg
          Paul J. Konigsberg, Director

Date: August 27, 1999


By   /s/ Ronald L.Fish
         Ronald L. Fish, Director

Date: August 27, 1999