Form 10QSB
period 1999-08-31
SANDATA INC
filed 1999-10-15
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period year ended August 31, 1999


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

Yes                        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
          The number of shares outstanding of each of the issuer's classes of common equity, as of October 11, 1999 was 2,481,480 shares.

Transitional Small Business Disclosure Format  (check one):  Yes        No  X

                                      INDEX


                                                                          Page

PART I        -   FINANCIAL INFORMATION

Item 1        -   FINANCIAL STATEMENTS:

                  CONSOLIDATED CONDENSED BALANCE
                  SHEETS as of August 31, 1999 (unaudited)
                  and May 31, 1999                                            4

                  UNAUDITED CONSOLIDATED CONDENSED
                  STATEMENTS OF OPERATIONS for the three
                    months ended August 31, 1999 and  August 31, 1998         6

                  UNAUDITED CONSOLIDATED CONDENSED
                  STATEMENTS OF CASH FLOWS for the three
                  months ended August 31, 1999 and August 31, 1998            7

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS                                        8

Item 2        -   MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION                              11

PART II       -   OTHER INFORMATION                                          14

Item 1        -   LEGAL PROCEEDINGS                                          14

Item 2        -   CHANGES IN SECURITIES                                      14


Item 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY                14
                  HOLDERS
Item 5        -   OTHER INFORMATION                                          14

Item 6        -   EXHIBITS AND REPORTS ON FORM 8-K                           14




                         SANDATA, INC. AND SUBSIDIARIES


                      CONSOLIDATED CONDENSED BALANCE SHEET




                                                                                    UNAUDITED              AUDITED
                                                                                    August 31,              May 31,
ASSETS:                                                                                1999                  1999
CURRENT ASSETS
       Cash and cash equivalents                                                $   814,516               $1,533,576
       Accounts receivable, net of allowance for doubtful
           accounts of $452,000 at August 31, 1999 and
           $533,000 at May 31, 1999                                               2,091,752                2,034,248
       Receivables from affiliates                                                  485,168                  924,426
       Other receivables                                                                ---                1,100,000
       Inventories                                                                   38,119                   29,307
       Prepaid expenses and other current assets                                    306,668                  485,455


TOTAL CURRENT ASSETS                                                              3,736,223                6,107,012

FIXED ASSETS, NET                                                                 8,432,759                7,169,002

OTHER ASSETS
       Notes receivable                                                             139,093                  169,608
       Cash surrender value of officer's life insurance,
           security deposits and other                                              777,471                  775,557


TOTAL ASSETS                                                                    $13,085,546              $14,221,179









            See notes to consolidated condensed financial statements







                         SANDATA, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET




                                                                                    UNAUDITED               AUDITED
                                                                                    August 31,              May 31,
                                                                                       1999                  1999
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
       Accounts payable and accrued expenses                                    $ 1,930,080             $  3,022,395
       Current portion of long-term debt                                                ---                2,500,000
       Deferred/unearned revenue                                                    125,128                   13,633
       Deferred income                                                              308,887                  335,385


TOTAL CURRENT LIABILITIES                                                         2,364,095                5,871,413

LONG TERM DEBT                                                                    2,400,000                      ---
DEFERRED INCOME                                                                     266,747                  324,096
DEFERRED INCOME TAXES                                                               535,000                  535,000


TOTAL LIABILITIES                                                                 5,655,842                6,730,509


SHAREHOLDERS' EQUITY
       Common stock                                                                   2,481                    2,481
       Additional paid in capital                                                 5,772,079                5,772,079
       Retained earnings                                                          3,264,803                3,235,769
       Notes receivable - officers                                               (1,519,659)              (1,519,659)


TOTAL SHAREHOLDERS' EQUITY                                                        7,519,704                7,490,670


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $13,085,546              $14,221,179








            See notes to consolidated condensed financial statements








                         SANDATA, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                                                       THREE MONTHS ENDED
                                                                                  AUGUST 31,         AUGUST 31,
                                                                                    1999                1998
REVENUES:
       Service fees                                                             $ 4,074,124        $ 3,223,510
       Other income                                                                  88,016            253,328
       Interest income                                                               40,329             24,398
                                                                                  4,202,469          3,501,236

COSTS AND EXPENSES:
       Service Fees:
       Operating                                                                  2,593,738          2,117,828
       Selling, general and administrative                                          938,359            892,823
       Depreciation and amortization                                                572,703            439,360
       Interest expense                                                              48,120              5,730


TOTAL COSTS AND EXPENSES                                                        $ 4,152,920          3,455,741


Earnings from operations before income taxes                                         49,549             45,495

       Income tax expense                                                            20,515             16,287


NET EARNINGS                                                                    $    29,034         $   29,208


BASIC EARNINGS PER SHARE                                                        $       .01         $       .01


DILUTED EARNINGS PER SHARE                                                      $       .01         $       .01






            See notes to consolidated condensed financial statements








                         SANDATA, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                  AUGUST 31,       AUGUST 31,
                                                                                     1999             1998
Cash flows from operating activities:
Net earnings                                                                    $    29,034       $    29,208
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                                572,703           439,360
(Decrease) increase in allowance for doubtful accounts                              (81,235)            2,315
       (Decrease) in deferred income                                                (83,847)          (53,204)
       Increase in deferred revenue                                                 111,495            38,248
Decrease in operating assets                                                      1,322,307           131,607
(Decrease) in operating liabilities                                              (1,092,315)         (809,148)

Net cash provided by (used in) operating activities                                 778,142          (221,614)


Cash flows from investing activities:
       Purchases of fixed assets                                                 (1,836,460)       (1,122,559)
       Decrease in receivables from affiliates                                      439,258            63,851


Net cash (used in) investing activities                                          (1,397,202)       (1,058,708)


Cash flows from financing activities:
       Proceeds from stock transactions                                                ---              1,609
       Principal payments on term loan                                                 ---            (22,296)
       Proceeds from line of credit                                                600,000            250,000
       Principal payments on line of credit                                       (700,000)          (250,000)


Net cash (used in) financing activities                                           (100,000)           (20,687)

       (Decrease) in cash and cash equivalents                                    (719,060)        (1,301,009)
       Cash and cash equivalents at beginning of period                           1,533,576         1,794,947

       Cash and cash equivalents at end of period                               $   814,516       $   493,938



            See notes to consolidated condensed financial statements




                      SANDATA, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of August 31, 1999, the Consolidated Condensed Statements of Operations for the three month period ended August 31, 1999 and 1998 and the Consolidated Condensed Statement of Cash Flows for the three month period ended August 31, 1999 and 1998 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of August 31, 1999 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999. Results of Operations for the period ended August 31, 1999 are not necessarily indicative of the operating results expected for the full year.


2.       RELATED PARTY TRANSACTIONS

The Company entered into an agreement in November, 1996 with an affiliate of the Company's Chairman, the Nassau County Industrial Development Agency ("NCIDA") and a bank (the "Agreement"). In connection with the Agreement, the affiliate assumed allof the Company's obligations under a lease with the NCIDA and entered into a sublease with the Company for its facility. The Company conveyed to the affiliate the right to become owner of the facility upon expiration of the lease. In addition, pursuant to a sublease, the Company has assumed certain obligations owed by the affiliate to the NCIDA under the lease. The affiliate has indemnified the Company with respect to certain obligations relative to the lease and the Agreement. The Company made rent payments for its facility amounting to $170,190 and $162,090 for the three months ended August 31, 1999 and 1998, respectively.

The Company makes various lease payments to affiliates of the Company's Chairman. The payments for equipment rental amounted to $98,316 and $93,483 for the three months ended August 31, 1999 and 1998, respectively.

The Company derives revenue from National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman of the Board, for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from this company amounted to $444,165 and $321,066 for the three months ended August 31, 1999 and 1998, respectively.

As of June 1, 1998, Health Card hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $208,000 in consideration of the Company's waiving certain rights relative to such employees. In addition, the Company leases certain computer equipment to Health Card at a monthly cost of $2,000 in addition to computer hardware for its data processing center at a monthly cost of $31,000 pursuant to a verbal agreement.

Medical Arts Office  Services,  Inc.  ("MAOS"),  a company  which the  Company's
Chairman of the Board is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. For the three months ended August 31, 1999 and 1998, the total payments made by the Company to MAOS were $59,034 and $49,763, respectively.


3.       NET EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Standard No. 128 ("SFAS No. 128"), "Earnings per Share". SFAS No. 128 replaced calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted average shares of common stock issued plus outstanding stock options, in accordance with Staff Accounting Bulletin No. 98.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,481,481 at August 31, 1999 and 2,050,860 at August 31, 1998. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows:
2,491,498 at August 31, 1999 and 2,243,866 at August 31, 1998.

Options to purchase 564,156 shares of common stock in 1999 were outstanding at August 31,1999 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.


4.       SHAREHOLDERS' EQUITY

The Company has stock options outstanding under three stock option plans. As of August 31, 1999, there were 2,536 options outstanding under an incentive stock option plan adopted in October 1984 and subsequently amended. Options granted under this plan were granted at exercise prices not less than fair market value on the date of grant. Options outstanding under this plan expire in 2001. No additional options may be granted under this plan.

As of August 31, 1999, there were 590,500 incentive options outstanding under a stock option plan adopted in January 1995, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that options be granted at exercise prices not less than the fair market value at the date of grant, over a ten-year period. All options outstanding under this plan are currently exercisable at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.

On July 14, 1998, Messrs. Bert E. Brodsky, Hugh Freund, Gary Stoller and Paul J. Konigsberg, officers and directors of the Company, Gerald Shapiro, a former director of the Company, and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of common stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised.

In October 1998, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 3,000,000 to 6,000,000.

In October 1998, the Company adopted a stock option plan, reserving 1,000,000 shares of common stock for grant under the plan. Stock options granted under the plan may be either incentive or non-statutory. As of August 31, 1999, an aggregate of 397,620 incentive stock options were granted under the plan at an exercise price of $3.00 and vest over a three-year period. Additionally, in October 1998, the Company granted certain directors of the Company non-statutory stock options to purchase an aggregate of 20,000 shares of the Company's common stock at an exercise price of $3.00. These options vest immediately and are exercisable over a five-year period.



                        SANDATA, INC. AND SUBSIDIARIES

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Management's  Discussion and Analysis of Financial Condition and
                             Results of Operations


Results of Operations

Revenues were $4,202,469 for the three months ended August 31, 1999 as compared to $3,501,236 for the three months ended August 31, 1998, an increase of $703,233 or 20.0%.

Service fee revenue for the three months ended August 31, 1999 was $4,074,124 as compared to $3,223,510 for the three months ended August 31, 1998, an increase of $850,614 or 26.4%. The increase is primarily attributable to revenues derived from SanTrax(R) and SandataNET(R).

Other income for the three months ended August 31, 1999 was $88,016, as compared to $253,328 for the three months ended August 31, 1998 The decrease is attributable to an amount received in the prior period from Health Card in connection with its hiring employees of the Company offset by an increase in income recognized on sales/leaseback transactions.


Expenses Related to Services

Operating expenses were $2,593,738 for the three months ended August 31, 1999 as compared to $2,117,828 for the three months ended August 31, 1998, an increase of $475,910 or 22.5%. Costs associated with SandataNET and other product lines, including payroll and related expenses and equipment rental payments, were the primary factors for the increase in operating expenses.

Selling, general and administrative expenses were $938,359 for the three months ended August 31, 1999, as compared to $892,823 for the three months ended August 31, 1998, an increase of $45,536 or 5.1%. The increase was primarily due to increases in consulting, payroll and commission expenses relative to increased efforts to increase sales in the SanTrax product line, and certain royalties payable to MCI Telecommunication Corporation, offset by a decrease in legal expenses.

Depreciation and amortization expense increased $133,343 to $572,703 for the three months ended August 31, 1999 as compared to $439,360 for the three months ended August 31, 1998. The increase was primarily attributable to fixed asset additions, including computer hardware and software capitalization costs in connection with ongoing computer system upgrades.

Interest expense was $48,120 for the three months ended August 31, 1999 as compared to $5,730 for the three months ended August 31, 1998. The increase was a result of increased borrowings on the Company's Credit Agreement.


Income Tax Expenses

Income tax expense for the three months ended August 31, 1999 was $20,515 as compared to $16,287 for the three months ended August 31, 1998.


Liquidity and Capital Resources

The Company's working capital increased as of August 31, 1999 to $1,372,128, as compared with $235,599 at May 31, 1999.

For the three months ended August 31, 1999, the Company spent approximately $1,836,000 in fixed asset additions, including computer hardware and software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

On July 14, 1998 Messrs. Bert E. Brodsky, Hugh Freund, Gary Stoller and Paul J. Konigsberg, officers and directors of the Company, Gerald Shapiro, a former director of the Company, and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of common stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised.

On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with a bank (the "Bank") which allows Sandsport to borrow and re-borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement will expire on March 1, 2000. The Bank has approved an increase in the Credit Agreement to $4,500,000 and extended the term of the Facility an additional three years. The Company recorded the debt as a long term liability at August 31, 1999 as a result of the Bank extending the repayment date of the Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the Facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the Bank was modified to conform covenants to comply with those in the Credit Agreement.

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. As of August 31, 1999, the outstanding balance on the Credit Agreement with the Bank was $2,400,000.

As of June 1, 1998, Health Card hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $208,000 consideration of the Company's waiving certain rights relative to such employees. In addition, the Company leases certain computer equipment to Health Card at a monthly cost of $2,000 in addition to computer hardware for its data processing center at a monthly cost of $31,000 pursuant to a verbal agreement.

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



                                           SANDATA, INC.
                                           (Registrant)



Date: October 15, 1999                   By: /s/ Bert E. Brodsky

                                             Bert E. Brodsky
                                             Chairman of the Board, President
                                             Chief Executive Officer,
                                             Chief Financial Officer

                                            October 15, 1999



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

                                    Re:   Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending August 31, 1999 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 303.

                                            Very truly yours,




                                            Barbara E. Dale
                                            Paralegal