Form 10QSB
period 1999-11-30
SANDATA INC
filed 2000-01-13
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period year ended November 30, 1999

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

Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 12, 2000 was 2,481,478 shares.

         Transitional Small Business Disclosure Format  (check one):

Yes      No  X

                                     INDEX

                                                                          Page

PART I   -   FINANCIAL INFORMATION

Item 1   -   FINANCIAL STATEMENTS:

             CONSOLIDATED CONDENSED BALANCE SHEETS                          3
             as of November 30, 1999 (unaudited) and May 31, 1999

             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS                    5
             OF OPERATIONS for the three and six months ended November 30, 1999 and November 30, 1998

             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS      6
             for the three and six months
             ended November 30, 1999 and November 30, 1998

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS           7

Item 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      10

PART II  -   OTHER INFORMATION                                              13

Item 1   -   LEGAL PROCEEDINGS                                              13

Item 2   -   CHANGES IN SECURITIES                                          13

Item 3   -   DEFAULTS UPON SENIOR SECURITIES                                13

Item 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            13

Item 5   -   OTHER INFORMATION                                              13

Item 6   -   EXHIBITS AND REPORTS ON FORM 8-K                               13





                                          SANDATA, INC. AND SUBSIDIARIES

                                       CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                     UNAUDITED                   AUDITED

                                                                                    November 30,                 May 31,
                                                                                        1999                       1999

ASSETS:
CURRENT ASSETS
         Cash and cash equivalents                                                  $  727,520                $ 1,533,576
         Accounts receivable, net of allowance for doubtful accounts
            of $471,000 and $533,000, respectively                                   2,403,501                  2,034,248
         Receivables from affiliates                                                   635,361                    924,426
         Other receivables                                                                ---                   1,100,000
         Inventories                                                                    54,940                     29,307
         Prepaid expenses and other current assets                                     393,518                    485,455
                                                                                   -----------                -----------

TOTAL CURRENT ASSETS                                                                 4,214,840                  6,107,012

FIXED ASSETS, NET                                                                    8,178,139                  7,169,002

OTHER ASSETS
         Notes receivable                                                              135,892                    169,608
         Cash surrender value of officer's life insurance,
            security deposits and other                                                787,450                    775,557
                                                                                   -----------                -----------

TOTAL ASSETS                                                                       $13,316,321                $14,221,179
                                                                                   ===========                ===========



                             See notes to consolidated condensed financial statements




                                             SANDATA, INC. AND SUBSIDIARIES

                                          CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                                     UNAUDITED                    AUDITED
                                                                                    November 30,                  May 31,
                                                                                       1999                        1999


LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
         Accounts payable and accrued expenses                                      $ 1,834,956               $ 3,022,395
         Current portion of long-term debt                                                  ---                 2,500,000
         Deferred/unearned revenue                                                          400                    13,633
         Deferred income                                                                353,214                   335,385
                                                                                    -----------               -----------
TOTAL CURRENT LIABILITIES                                                             2,188,570                 5,871,413

LONG TERM DEBT                                                                        2,700,000                       ---
DEFERRED INCOME                                                                         346,327                   324,096
DEFERRED INCOME TAXES                                                                   535,000                   535,000
                                                                                    -----------               -----------

TOTAL LIABILITIES                                                                     5,769,897                 6,730,509
                                                                                    -----------               -----------

SHAREHOLDERS' EQUITY
         Common stock                                                                     2,481                     2,481
         Additional paid in capital                                                   5,772,079                 5,772,079
         Retained earnings                                                            3,291,523                 3,235,769
         Notes receivable-officers                                                   (1,519,659)               (1,519,659)
                                                                                    -----------               -----------
TOTAL SHAREHOLDERS' EQUITY                                                            7,546,424                 7,490,670
                                                                                    -----------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $13,316,321               $14,221,179
                                                                                    ===========               ===========



                                 See notes to consolidated condensed financial statements


                                      SANDATA, INC. AND SUBSIDIARIES

                           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                      NOVEMBER 30,                             NOVEMBER 30,
                                                                 1999                1998               1999               1998
                                                                 ----                ----               ----               ----
REVENUES:
       Service fees                                          $4,432,021          $3,335,050          $8,506,145          $6,558,560
       Other income                                              98,604              44,386             186,620             297,714
       Interest income                                           39,929              39,086              80,258              63,484
                                                             ----------          ----------          ----------          ----------
                                                              4,570,554           3,418,522           8,773,023           6,919,758
                                                             ----------          ----------          ----------          ----------

COSTS AND EXPENSES:
       Service Fees:
              Operating                                       2,876,549           1,968,735           5,470,287           4,086,563
              Selling, general and administrative               970,951             857,058           1,909,310           1,749,881
              Depreciation and amortization                     614,172             499,191           1,186,875             938,551
              Interest expense                                   63,932              10,815             112,052              16,545
                                                             ----------          ----------          ----------          ----------

TOTAL COSTS AND EXPENSES                                      4,525,604           3,335,799           8,678,524           6,791,540
                                                             ----------          ----------          ----------          ----------

Earnings from operations before income taxes                     44,950              82,723              94,499             128,218

       Income tax expense                                        18,230              32,038              38,745              48,325
                                                             ----------          ----------          ----------          ----------

NET EARNINGS                                                 $   26,720          $   50,685          $   55,754          $   79,893
                                                             ==========          ==========          ==========          ==========

BASIC EARNINGS PER SHARE                                     $      .01          $      .02          $      .02          $      .04
                                                             ----------          ----------          ----------          ----------
DILUTED EARNINGS PER SHARE                                   $      .01          $      .02          $      .02          $      .04
                                                             ----------          ----------          ----------          ----------







                                   See notes to consolidated condensed financial statements


                                                   SANDATA, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                                                                                  SIX MONTHS ENDED
                                                                                                    NOVEMBER 30,
                                                                                            1999                     1998
Cash flows from operating activities:
Net earnings                                                                            $    55,754             $    79,893
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                        1,186,875                 938,551
     (Gain) on disposal of fixed assets                                                    (219,973)                    ---
       Decrease (increase) in allowance for doubtful accounts receivable                    (61,831)                 18,492
     (Decrease) in deferred income                                                          (13,233)                (97,589)
     Increase in deferred revenue                                                            40,060                  40,154
     Decrease (increase) in operating assets                                                880,705                (249,422)
     (Decrease) in operating liabilities                                                 (1,187,439)               (496,569)
                                                                                         ----------              ----------
Net cash  provided by operating activities                                                  680,918                 233,510
                                                                                         ----------              ----------

Cash flows from investing activities:
     Purchases of fixed assets                                                           (3,091,039)             (2,394,082)
     Decreases in receivables from affiliates                                               289,065                 128,439
     Proceeds from sale/leaseback transaction                                             1,115,000                     ---
                                                                                         ----------              ----------

Net cash (used in) investing activities                                                  (1,686,974)             (2,265,643)
                                                                                         ----------              ----------

Cash flows from financing activities:
     Proceeds from stock transactions                                                           ---                   1,609
     Principal payments on term loan                                                            ---                 (22,296)
     Proceeds from line of credit                                                         1,800,000               1,800,000
     Principal payments on line of credit                                                (1,600,000)               (250,000)
                                                                                         ----------              ----------

Net cash provided by financing activities                                                   200,000               1,529,313
                                                                                         ----------              ----------

     (Decrease) in cash and cash equivalents                                               (806,056)               (502,820)
     Cash and cash equivalents at beginning of period                                     1,533,576               1,794,947
                                                                                         ----------              ----------
     Cash and cash equivalents at end of period                                          $  727,520              $1,292,127
                                                                                         ==========              ==========



                            See notes to consolidated condensed financial statements



                        SANDATA, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of November 30, 1999, the Consolidated Condensed Statements of Operations for the three and six month periods ended November 30, 1999 and 1998 and the Consolidated Condensed Statement of Cash Flows for the three and six month periods ended November 30, 1999 and 1998 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of November 30, 1999 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999. Results of Operations for the period ended November 30, 1999 are not necessarily indicative of the operating results expected for the full year.

2.       RELATED PARTY TRANSACTIONS

The Company entered into an agreement in November, 1996 with an affiliate of the Company's Chairman, the Nassau County Industrial Development Agency ("NCIDA") and a bank (the "Agreement"). In connection with the Agreement, the affiliate assumed all of the Company's obligations under a lease with the NCIDA and entered into a sublease with the Company for its facility. The Company conveyed to the affiliate the right to become owner of the facility upon expiration of the lease. In addition, pursuant to a sublease, the Company has assumed certain obligations owed by the affiliate to the NCIDA under the lease. The affiliate has indemnified the Company with respect to certain obligations relative to the lease and the Agreement. The Company made rent payments for its facility amounting to $170,266 and $340,456 for the three and six months ended November 30, 1999 as compared to $162,090 and $324,180 for the three and six months ended November 30, 1998.

The Company makes various lease payments to affiliates of the Company's Chairman. The payments for equipment rental amounted to $98,407 and $196,723 for the three and six months ended November 30, 1999 as compared to $97,232 and $190,714 for the three and six months ended November 30, 1998.

The Company derives revenue from National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman of the Board, for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to $482,986 and $927,150 for the three and six months ended November 30, 1999 as compared to $382,185 and $703,251 for the three and six months ended November 30, 1998.

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

Medical Arts Office  Services,  Inc.  ("MAOS"),  a company  which the  Company's
Chairman of the Board is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. The payments made by the Company to MAOS amounted to $74,097 and $133,131 for the three and six months ended November 30, 1999 as compared to $59,595 and $109,357 for the three and six months ended November 30, 1998.

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

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,481,476 at November 30, 1999 and 2,264,995 at November 30, 1998. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows: 2,481,476 at November 30, 1999 and 2,268,453 at November 30, 1998.

Options to purchase 1,099,698 shares of common stock were outstanding at November 30, 1999 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.

4.        SALE/LEASEBACK TRANSACTION

In October 1999, the Company consummated a Sale/Leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $895,000 were sold for $1,115,000. The resulting gain of approximately $220,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $12,000 of deferred gain was recognized for the three months ended November 30, 1999. An unaffiliated third party purchased the residual rights in such lease.

5.       STOCKHOLDERS' EQUITY

The Company has stock options outstanding under three stock option plans. As of November 30, 1999, there were 2,536 options outstanding under an incentive stock option plan adopted in October 1984 and subsequently amended. Options granted under this plan were granted at exercise prices not less than fair market value on the date of grant. Options outstanding under this plan expire in 2001. No additional options may be granted under this plan.

As of November 30, 1999, there were 590,500 incentive options outstanding under a stock option plan adopted in January 1995, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that options be granted at exercise prices not less than the fair market value at the date of grant, over a ten-year period. All options outstanding under this plan are currently exercisable at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.

On July 14, 1998, Messrs. Bert E. Brodsky, Hugh Freund, Gary Stoller and Paul J. Konigsberg, officers and directors of the Company, Gerald Shapiro, a former director of the Company and Carol Freund, the spouse of Hugh Freund and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of common stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised.

In October 1998, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares from 3,000,000 to 6,000,000.

In October 1998, the Company adopted a stock option plan, reserving 1,000,000 shares of common stock for grant under the plan. Stock options granted under the plan may be either incentive or non-statutory. As of November 30, 1999, an aggregate of 412,662 incentive stock options were granted under the plan at an exercise price of $3.00 and vest over a three-year period. Additionally, as of November 30, 1999, an aggregate of 20,000 shares of non-statutory stock options were granted to certain directors of the Company at an exercise price of $3.00. These options vest immediately and are exercisable over a five-year period.



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $4,570,554 and $8,773,023 for the three and six months ended November 30, 1999 as compared to $3,418,522 and $6,919,758 for the three and six months ended November 30, 1998, increasing $1,152,032 and $1,853,265 respectively.

Service fee revenues were $4,432,021 and $8,506,145 for the three and six months ended November 30, 1999 as compared to $3,335,050 and $6,558,560 for the three and six months ended November 30, 1998, increasing $1,096,971 and $1,947,585 respectively. The increases are attributable to revenues derived from SanTrax(R), SandataNET(R) and Health Card.

Other income was $98,604 and 186,620 for the three and six months ended November 30, 1999 as compared to $44,386 and $297,714 for the three and six months ended November 30, 1998, increasing $54,218 and decreasing $111,094 respectively. The decrease is attributable to an amount received in the prior period from Health Card in connection with its hiring employees of the Company offset by a increase in income recognized on sales/leaseback transactions.

Expenses Related to Services

Operating expenses were $2,876,549 and $5,470,287 for the three and six months ended November 30, 1999 as compared to $1,968,735 and $4,086,563 for the three and six months ended November 30, 1998, increasing $907,814 and $1,383,724 respectively. Costs associated with SanTrax and other product lines, including payroll and related expenses and equipment rental payments, were the primary factors for the increases in operating expenses.

Selling, general and administrative expenses were $970,951 and $1,909,310 for the three and six months ended November 30, 1999, as compared to $857,058 and $1,749,881 for the three and six months ended November 30, 1998, an increase of $113,893 and $159,429 respectively. The increases were primarily due to increases in consulting, payroll and commission expenses relative to expanded efforts to increase sales in the SanTrax and SandataNET product lines, and certain royalties payable to MCI Communications Corporation.

Depreciation and amortization expenses were $614,172 and $1,186,875 for the three and six months ended November 30, 1999 as compared to $499,191 and $938,551 for the three and six months ended November 30, 1998, an increase of $114,981 and $248,324 respectively. The increases were primarily attributable to fixed asset additions, including computer hardware and software capitalization costs, in connection with ongoing computer system upgrades.

Interest expenses were $63,932 and $112,052 for the three and six months ended November 30, 1999 as compared to $10,815 and $16,545 for the three and six months ended November 30, 1998, an increase of $53,117 and $95,507 respectively. This increase was a result of increased borrowings on the Company's revolving credit agreement.

Income Tax Expenses

Income tax expenses were $18,230 and $38,745 for the three and six months ended November 30, 1999 as compared to $32,038 and $48,325 for the three and six months ended November 30, 1998, a decrease of $13,808 and $9,580 respectively.

 Liquidity and Capital Resources

The Company's working capital increased as of November 30, 1999 to $2,026,270, as compared with $235,599 at May31, 1999.

For the six months ended November 30, 1999, the Company has spent approximately $3,091,000 in fixed asset additions, including computer hardware and software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

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

On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with a bank (the "Bank") which allows Sandsport to borrow and re-borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement will expire on March 1, 2000. The Bank has approved an increase in the Credit Agreement to $4,500,000 and extended the term an additional three years. The Company recorded the debt as a long term liability at November 30, 1999 as a result of the Bank extending the repayment date of the Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the Bank was modified to conform covenants to comply with those in the Credit Agreement.

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. As of November 30, 1999, the outstanding balance on the Credit Agreement with the Bank was $2,700,000.

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

Year 2000

The Company is Year 2000 compliant as a result of its conversion from a Data General computer platform to a Hewlett Packard Unix System and the upgrade of the application software.

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



                                        SANDATA, INC.
                                        (Registrant)



Date: January 5, 2000                   By:  /s/ Bert E. Brodsky

                                             Bert E. Brodsky
                                             Chairman of the Board,
                                             President, Chief Executive Officer,
                                             and Chief Financial Officer

                                                       January 13, 2000



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549


                                          Re:   Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending November 30, 1999 for Sandata, Inc.If you have any questions or comments, please contact me at (516)484-4400, extension 303.

                                           Very truly yours,



                                           Barbara E. Dale
                                           Paralegal