Form 10-Q
period 2000-02-29
SANDATA INC
filed 2000-04-14
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                                         Washington, DC 20549

                                         FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period year ended February 29, 2000

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

Yes                        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of April 13, 2000 was 2,481,478 shares.

         Transitional Small Business Disclosure Format  (check one):

Yes                        No       X

                                    INDEX

                                                                        Page

PART I        -       FINANCIAL INFORMATION

Item 1        -       FINANCIAL STATEMENTS:

                      CONSOLIDATED CONDENSED BALANCE
                      SHEETS as of February 29, 2000 (unaudited)
                      and May 31, 1999                                     3

                      UNAUDITED CONSOLIDATED CONDENSED
                      STATEMENTS OF OPERATIONS for the nine months
                      ended February 29, 2000 and February 28, 1999        5

                      UNAUDITED CONSOLIDATED CONDENSED
                      STATEMENTS OF CASH FLOWS for the nine months
                      ended February 29, 2000 and February 28, 1999        6

                      NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS                                 7

Item 2        -       MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OR PLAN OF OPERATION                       12

PART II       -       OTHER INFORMATION                                   14

Item 1        -       LEGAL PROCEEDINGS                                   14

Item 2        -       CHANGES IN SECURITIES AND USE OF PROCEEDS           14

Item 3        -       DEFAULTS UPON SENIOR SECURITIES                     14

Item 4        -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                             14

Item 5        -       OTHER INFORMATION                                   14

Item 6        -       EXHIBITS AND REPORTS ON FORM 8-K                    14


                       Sandata, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                     UNAUDITED               AUDITED
                                                                                   February 29,               May 31,
                                                                                       2000                     1999

ASSETS:
CURRENT ASSETS
         Cash and cash equivalents                                                    $   197,870           $   1,533,576
         Accounts receivable, net of allowance for doubtful
            accounts of $603,000 and $533,000 respectively                              2,660,504               2,034,248
         Receivables from affiliates                                                      510,191                 924,426
         Other receivables                                                                277,330               1,100,000
         Inventories                                                                       32,728                  29,307
         Prepaid expenses and other current assets                                        490,335                 485,455

TOTAL CURRENT ASSETS                                                                    4,168,958               6,107,012

FIXED ASSETS, NET                                                                       8,272,142               7,169,002

OTHER ASSETS
         Notes receivable                                                                 132,614                 169,608
         Cash surrender value of officer's life insurance,
            security deposits and other                                                   803,743                 775,557

TOTAL ASSETS                                                                         $ 13,377,457           $  14,221,179













                                       See notes to consolidated condensed financial statements



                       Sandata, Inc. and Subsidiaries

                  CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      UNAUDITED                 AUDITED
                                                                                     February 29,               May 31,
                                                                                        2000                     1999

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
         Accounts payable and accrued expenses                                    $   1,764,050            $    3,022,395
         Current portion of long-term debt                                                    -                 2,500,000
         Deferred/unearned revenue                                                        8,498                    13,633
         Deferred income                                                                367,063                   335,385

TOTAL CURRENT LIABILITIES                                                             2,139,611                 5,871,413

LONG TERM DEBT                                                                        2,700,000                         -
DEFERRED INCOME                                                                         386,321                   324,096
DEFERRED INCOME TAXES                                                                   535,000                   535,000

TOTAL LIABILITIES                                                                     5,760,932                 6,730,509

SHAREHOLDERS' EQUITY
         Common stock                                                                     2,481                     2,481
         Additional paid in capital                                                   5,772,075                 5,772,079
         Retained earnings                                                            3,361,628                 3,235,769
         Notes receivable-officers                                                   (1,519,659)               (1,519,659)

TOTAL SHAREHOLDERS' EQUITY                                                            7,616,525                 7,490,670

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  13,377,457             $  14,221,179









           See notes to consolidated condensed financial statements


                       Sandata, Inc. and Subsidiaries

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS




                                                                     THREE MONTHS ENDED                NINE  MONTHS ENDED
                                                                 Feb. 29,           Feb. 28,        Feb. 29,         Feb. 28,
                                                                   2000               1999            2000             1999
REVENUES:
       Service fees                                          $  4,499,917       $  3,597,042    $ 13,006,062    $  10,155,602
       Other income                                               114,563             55,118         301,183          352,832
       Interest income                                             38,523             38,723         118,781          102,207
                                                                4,653,003          3,690,883      13,426,026       10,610,641

COSTS AND EXPENSES:
       Operating                                                2,917,330          2,124,860       8,387,617        6,211,423
       Selling, general and administrative                        971,580            925,287       2,880,890        2,675,168
       Depreciation and amortization                              581,022            521,887       1,767,897        1,460,438
       Interest expense                                            64,250             48,264         176,302           64,809

TOTAL COSTS AND EXPENSES                                        4,534,182          3,620,298      13,212,706       10,411,838

Earnings from operations before income taxes                      118,821             70,585         213,320          198,803

       Income tax expense                                          48,716             31,304          87,461           79,629

NET EARNINGS                                                       70,105       $     39,281    $    125,859    $     119,174

BASIC EARNINGS PER SHARE                                     $       0.03       $       0.02    $       0.05    $        0.05

DILUTED EARNINGS PER SHARE                                   $       0.03       $       0.02    $       0.05    $        0.05







                   See notes to consolidated condensed financial statements


                       Sandata, Inc. and Subsidiaries

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                                                               NINE  MONTHS ENDED
                                                                                         Feb. 28                 Feb. 29
                                                                                           2000                    1999
Cash flows from operating activities:
Net earnings                                                                           $  125,859               $   119,174
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                      1,767,897                 1,460,438
     (Gain) on disposal of fixed assets                                                  (379,290)                 (269,948)
     Increase (decrease) in allowance for doubtful accounts receivable                     70,388                   (21,258)
     Increase in deferred income                                                           93,903                   120,475
     (Decrease) increase in deferred revenue                                               (5,135)                   12,213
     (Decrease) increase in operating assets                                              126,533                  (977,902)
     (Decrease) in operating liabilities                                               (1,258,349)                 (779,767)

Net cash provided by operating activities                                                 541,806                  (336,575)

Cash flows from investing activities:
     Purchases of fixed assets                                                         (4,445,001)               (3,595,298)
     Decreases in receivables from affiliates                                             414,235                    35,538
     Proceeds from sale/leaseback transaction                                           1,953,254                 1,100,000

Net cash (used in) investing activities                                                (2,077,512)               (2,459,760)

Cash flows from financing activities:
     Proceeds from stock transactions                                                         ---                     1,609
     Principal payments on term loan                                                          ---                   (22,296)
     Proceeds from line of credit                                                       2,000,000                 3,150,000
     Principal payments on line of credit                                              (1,800,000)               (1,850,000)

Net cash provided by financing activities                                                 200,000                 1,279,313

     (Decrease) in cash and cash equivalents                                           (1,335,706)               (1,517,022)
     Cash and cash equivalents at beginning of period                                   1,533,576                 1,797,947
     Cash and cash equivalents at end of period                                        $  197,870                $  277,925




                                       See notes to consolidated condensed financial statements

                                Sandata, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of February 29, 2000, the Consolidated Condensed Statements of Operations for the three and nine month periods ended February 29, 2000 and February 28, 1999 and the Consolidated Condensed Statement of Cash Flows for the nine month period ended February 29, 2000 and February 28, 1999 have been prepared by Sandata, Inc. and subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of February 29, 2000 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999. Results of Operations for the period ended February 29, 2000 are not necessarily indicative of the operating results expected for the full year.

2. RELATED PARTY TRANSACTIONS

The Company entered into an agreement in November, 1996 with an affiliate of the Company's Chairman, the Nassau County Industrial Development Agency ("NCIDA") and a bank (the "Agreement"). In connection with the Agreement, the affiliate assumed all of the Company's obligations under a lease with the NCIDA and entered into a sublease with the Company for its facility. The Company conveyed to the affiliate the right to become owner of the facility upon expiration of the lease. In addition, pursuant to a sublease, the Company has assumed certain obligations owed by the affiliate to the NCIDA under the lease. The affiliate has indemnified the Company with respect to certain obligations relative to the lease and the Agreement. The Company made rent payments for its facility amounting to $175,863 and $516,243 for the three and nine months ended February 29, 2000 as compared to $167,490 and $491,670 for the three and nine months ended February 28, 1999.

The Company makes various lease payments to affiliates of the Company's Chairman. The payments for equipment rental amounted to $98,590 and $295,313 for the three and nine months ended February 29, 2000 as compared to $98,316 and $289,031 for the three and nine months ended February 28, 1999.

The Company derives revenue from National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman of the Board, for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to $415,788 and $1,342,938 for the three and nine months ended February 29, 2000 as compared to $473,896 and $1,157,150 for the three and nine months ended February 28, 1999.

As of June 1, 1998, Health Card hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $208,000 in consideration of the Company's waiving certain rights relative to such employees. In addition, the Company leases certain computer equipment to Health Card at a monthly cost of $2,000 in addition to computer hardware for its data processing center at a monthly cost of $38,000 pursuant to a verbal agreement.

Medical Arts Office  Services,  Inc.  ("MAOS"),  a company  which the  Company's
Chairman of the Board is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. The payments made by the Company to MAOS amounted to $74,859 and $207,990 for the three and nine months ended February 29, 2000 as compared to $39,231 and $148,588 for the three and nine months ended February 28, 1999.

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

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,481,480 at February 29, 2000 and 2,336,364 at February 28, 1999. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows: 2,562,598 at February 29, 2000 and 2,544,282 at February 28, 1999.

Options to purchase 581,788 shares of common stock were outstanding at February 29, 2000 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.

4.       SALE/LEASEBACK TRANSACTION

In October 1999, the Company consummated a Sale/Leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $895,000 were sold for $1,115,000. The resulting gain of approximately $220,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $18,000 and $31,000 of deferred gain was recognized for the three and nine months ended February 29, 2000. An unaffiliated third party purchased the residual rights in such lease.

In January 2000, the Company consummated a Sale/Leaseback of certain fixed assets (principally computer hardware and software). The fixed assets, which had a net book value of approximately $442,000 were sold for $561,000. The resulting gain of approximately $119,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $3,000 of deferred gain was recognized for the three months ended February 29, 2000. An unaffiliated third party purchased the residual rights in such lease.

In February 2000, the Company consummated a Sale/Leaseback of certain fixed assets (principally computer hardware and software). The fixed assets, which had a net book value of approximately $237,000 were sold for $277,000. The resulting gain of approximately $40,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $0 of deferred gain was recognized for the three months ended February 29, 2000. The sale proceeds, which are shown as Other receivables in the financial statements, were received in March 2000. An unaffiliated third party purchased the residual rights in such lease.

5.       STOCKHOLDERS' EQUITY

The Company has stock options outstanding under three stock option plans. As of February 29, 2000, there were 2,536 options outstanding under an incentive stock option plan adopted in October 1984 and subsequently amended. Options granted under this plan were granted at exercise prices not less than fair market value on the date of grant. Options outstanding under this plan expire in 2001. No additional options may be granted under this plan.

As of February 29, 2000, there were 590,500 incentive options outstanding under a stock option plan adopted in January 1995, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that options be granted at exercise prices not less than the fair market value at the date of grant, over a ten-year period. All options outstanding under this plan are currently exercisable at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.

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

In October 1998, the Company adopted a stock option plan, reserving 1,000,000 shares of common stock for grant under the plan. Stock options granted under the plan may be either incentive or non-statutory. As of February 29, 2000, an aggregate of 416,452 incentive stock options were granted under the plan at an exercise price of $3.00 and vest over a three-year period. Additionally, as of February 29, 2000, an aggregate of 20,000 shares of non-statutory stock options were granted to certain directors of the Company at an exercise price of $3.00. These options vest immediately and are exercisable over a five-year period. In February 2000, the Company granted 350,000 incentive stock options to the Company's Chairman at an exercise price of $1.31. These options vest immediately and are exercisable over a five-year period.

                                  Sandata, Inc. and Subsidiaries


         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenues were $4,653,003 and $13,426,026 for the three and nine months ended February 29, 2000 as compared to $3,690,883 and $10,610,641 for the three and nine months ended February 28, 1999, increasing $962,120 and $2,815,385 respectively.

Service fee revenues were $4,499,917 and $13,006,062 for the three and nine months ended February 29, 2000 as compared to $3,597,042 and $10,155,602 for the three and nine months ended February 28, 1999, increasing $902,875 and $2,850,460 respectively. The increases are attributable to revenues derived from the SanTrax(R), SandataNET(R) and SHARP product lines.

Other income was $114,563 and $301,183 for the three and nine months ended February 29, 2000 as compared to $55,118 and $352,832 for the three and nine months ended February 28, 1999, increasing $59,445 and decreasing $51,649 respectively. The decrease is attributable to an amount received in the prior period from Health Card in connection with its hiring employees of the Company, offset by an increase in income recognized on sales/leaseback transactions.

Expenses Related to Services

Operating expenses were $2,917,330 and $8,387,617 for the three and nine months ended February 29, 2000 as compared to $2,124,860 and $6,211,423 for the three and nine months ended February 28, 1999, increasing $792,470 and $2,176,194 respectively. Costs associated with SanTrax and its operations, including payroll, telephone and equipment rental expenses, in addition to increases in costs associated with SandataNET and its operations, primarily payroll, were the primary factors for the increases in operating expenses.

Selling, general and administrative expenses were $971,330 and $2,880,890 for the three and nine months ended February 29, 2000, as compared to $925,287 and $2,675,168 for the three and nine months ended February 28, 1999, an increase of $46,293 and $205,722 respectively. The increases were primarily due to increases in consulting, payroll and commission expenses relative to increased efforts to increase sales in the SanTrax and SandataNET product lines, and certain royalties payable to MCI Telecommunications Corporation.

Depreciation and amortization expenses were $581,022 and $1,767,897 for the three and nine months ended February 29, 2000 as compared to $521,887 and $1,460,438 for the three and nine months ended February 28, 1999, an increase of $59,135 and $307,459 respectively. The increases were primarily attributable to fixed asset additions, including computer hardware and software capitalization costs, in connection with ongoing computer system upgrades.

Interest expenses were $64,250 and $176,302 for the three and nine months ended February 29, 2000 as compared to $48,264 and $64,809 for the three and nine months ended February 28, 1999, an increase of $15,986 and $111,493 respectively. The increases were a result of increased borrowings on the Company's revolving credit agreement.

Income Tax Expenses

Income tax expenses were $48,716 and $87,461 for the three and nine months ended February 29, 2000 as compared to $31,304 and $79,629 for the three and nine months period ended February 28, 1999, an increase of $17,412 and $7,832 respectively.

Liquidity and Capital Resources

The Company's working capital increased as of February 29, 2000 to $2,029,347 as compared with $235,599 at May 31, 1999.

For the nine months ended February 29, 2000, the Company has spent approximately $4,445,000 in fixed asset additions, including computer hardware and software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

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

On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with a bank (the "Bank") which allows Sandsport to borrow and re-borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement which expired on March 1, 2000 has been amended by the Bank to permit Sandsport to borrow and reborrow amounts up to $4,500,000 until February 14, 2003. Interest accrues at the same rate as the original Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the Bank was modified to conform covenants to comply with those in the Credit Agreement.

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. The Group has, in the past, failed to meet these net worth and financial ratios, and the Bank has granted the Group waivers. As of February 29, 2000, the outstanding balance on the Credit Agreement with the Bank was $2,700,000.

As of June 1, 1998, Health Card hired 11 employees of the Company in order to provide development, enhancement, modification and maintenance services, previously provided by the Company. The Company was paid $208,000 in consideration of the Company's waiving certain rights relative to such employees. In addition, the Company leases certain computer equipment to Health Card at a monthly cost of $2,000 in addition to computer hardware for its data processing center at a monthly cost of $38,000 pursuant to a verbal agreement.

The Company believes the results of its continued operations, together with the available credit line should be adequate to fund presently foreseeable working capital requirements.

Year 2000

The Company is Year 2000 compliant as a result of its conversion from a Data General computer platform to a Hewlett Packard Unix System and the upgrade of the application software.

                                  Sandata, Inc. and Subsidiaries


                                  PART II - OTHER INFORMATION


Item 1  -  LEGAL PROCEEDINGS:

           Reference is made to Form 10-QSB for the period ended
           November 30, 1999.

Item 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS:

           None

Item 3  -  DEFAULTS UPON SENIOR SECURITIES:

           None

Item 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           None

Item 5  -  OTHER INFORMATION:

           None

Item 6  -  EXHIBITS AND REPORTS ON FORM 8-K:

           Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SANDATA, INC.
                                           (Registrant)



Date:    April 14, 2000              By:   /s/ Bert E. Brodsky
                                           Bert E. Brodsky
                                           Chairman of the Board
                                           President, Chief Executive Officer,
                                           Chief Financial Officer

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SANDATA, INC.
                                           (Registrant)



Date:    April 14, 2000                    By:
                                           Bert E. Brodsky
                                           Chairman of the Board
                                           President, Chief Executive Officer,
                                           Chief Financial Officer

                                                         April 14, 1999



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

                                    Re:   Sandata, Inc., File No. 0-14401

Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ending February 29, 2000 for Sandata Inc. If you have any questions or comments, please contact me at (516)484-4400, extension 215.

                                    Very truly yours,



                                    Linda Scarpantonio
                                    Legal Coordinator