Form 10KSB
period 2000-05-31
SANDATA INC
filed 2000-08-29
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------
                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended          May 31, 2000
                          ---------------------

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                        to

                         Commission file number: 0-14401
                                 Sandata, Inc.

                 (Name of Small Business Issuer in Its Charter)

Delaware                                             11-2841799
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification No.)

26 Harbor Park Drive, Port Washington, NY                  11050
-----------------------------------------       ----------------------------
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

Yes        X               No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for year ended May 31, 2000 was $18,597,321.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 23, 2000 was $1,122,467.

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

Yes                        No

     APPLICABLE ONLY TO CORPORATE  REGISTRANTS

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 23, 2000 was 2,506,475.

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

BUSINESS DEVELOPMENT

                  GENERAL

                  The Company, through its wholly owned subsidiaries, is engaged in providing technology services to its customers. These services either a) utilize software products developed, acquired or licensed by the Company or b) leverage the technology-based core competencies that the Company has developed in formulating and delivering its software services.

                  Applications of the Company's software include: an automated payroll processing and billing service delivered via leased lines or over the Internet, computerized preparation of management reports, telephone based data collection services, automated database driven outbound telephone notification, and biometric verification systems involving the use of both voice recognition and fingerprint technologies.

                  Services that leverage the Company's core competencies are driven by the Company's Information Technology ("IT") support services. The services currently offered include: facilities outsourcing for database and operating system support, technology consulting, custom software development and support, resale and implementation of software written and distributed by others, web site development and hosting, help desk services, and hardware maintenance and related administrative services.

                  The Company's software is written in a variety of software languages including JAVA, C++, Oracle, PL/SQL, CGI, Perl, VB, Foxpro, Access and COBOL.

                  The Company was incorporated in the State of New York in June, 1978 and reincorporated in the State of Delaware in December 1986, at which time it also assumed its present name.

BUSINESS OF ISSUER

                  PRINCIPAL PRODUCTS AND SERVICES

     COMPUTERIZED INFORMATION PROCESSING SERVICES. The Company, through its wholly owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), provides computer services to the home health care industry, principally through its SHARP (Sandsport Home Attendant Reporting Program) offering.

                  The primary customers are vendor agencies which, pursuant to contracts with the Human Resources Administration ("HRA") of the City of New York, provide home attendant services to the elderly and infirm in New York City. The Federal Government offers this program (the "Home Attendant Program") to participating states and municipalities as an optional part of its Medicaid program. The Federal Government funds a substantial portion of the program and in New York City, the State Department of Social Services and New York City fund the balance of the program. In New York City, the Home Attendant Program is administered by HRA, which sub-contracts with proprietary and not-for-profit agencies ("Vendor Agencies") to provide home attendant services to those in need. HRA refers patients to Vendor Agencies that, in turn, send home attendants to patients' homes to assist in homemaking chores. Vendor Agencies also provide periodic nurse's visits to patients.

                  Sandsport processes payroll, preparing paychecks indicating year-to-date earnings and deductions, payroll journals and payroll earnings and deduction summaries. Sandsport provides computerized information which permits Vendor Agencies to prepare their Employers Quarterly Federal Tax Return, New York State unemployment insurance returns, deposits for Federal unemployment insurance and all required New York City tax returns and deposits.

                  Annually, Sandsport prepares for each Vendor Agency employee Transmittal of Income and Tax Statements, reconciliation of state tax withheld and Federal Unemployment Insurance Returns. Sandsport also furnishes to Vendor Agencies employee-earning ledgers that enable them to review a full year's earnings history for each of their employees.

                  Generally, in providing software-related services, the Company receives data from its customers, processes the data on the Company's equipment at its premises, and generates reports based on such data.

                  These services are primarily provided through SHARP. Vendor Agencies enlist Sandsport's computer services to provide weekly time sheets, billing, payroll processing and management reports. For the fiscal years ended May 31, 2000 and 1999, approximately $5,224,000 or 28% and $4,573,000 or 32%, respectively, of the Company's total operating revenues were derived from services rendered to Vendor Agencies.

     The Company's strategy is to diversify and expand its health care customer base. Its wholly-owned subsidiary, Pro-Health Systems, Inc., ("Pro-Health") intends to utilize newly acquired and enhanced software to provide additional payroll and billing functionality for SHARP users and, by expanding its billing capabilities, to make the product relevant to home healthcare agencies that cannot use SHARP in its current form.

     Pro-Health offers a system which is designed to be delivered as an Application Service Providers ("ASP") solution. The software consists of a comprehensive suite of on-line interactive modules that are integrated with other Company applications such as Santrax(R) (see below). The Pro-Health systems' modular and flexible design makes it adaptable to the changeable needs of a wide spectrum of health care entities.

     In October 1998, the Company and Provider Solutions Corporation ("Provider") entered into an agreement (the "Agreement") whereby the parties contemplated the formation of a joint venture to operate a data processing service bureau in New York to supply services to the domestic home health care industry. The Company provides such services through Pro-Health. Pursuant to the Agreement, Provider conveyed certain software to the Company. The Agreement provides for a purchase price of $500,000, payable in certain installments as provided in the Agreement. As of May 31, 2000, the Company has paid approximately $350,000 to Provider on account of the purchase price. In October 1999, the Company and Pro-Health commenced an action against Provider, et al. and Provider soon thereafter commenced an action against the Company and Pro-Health (See Item 3 - "Legal Proceedings").

     For the fiscal years ended May 31, 2000 and 1999, approximately $405,000 or 2% and $0 or 0%, respectively, of the Company's total operating revenues were derived from services rendered to customers using the Pro-Health System.

                  TELEPHONE-BASED DATA COLLECTION SERVICES. The Company has developed an automated electronic system known as Sandata(R) SANTRAX(R) that allows the use of Automated Number Identification ("ANI") technology and voice recognition technology to assist in capturing data via telephone. The system incorporates telephone technologies into the data reporting process and is currently designed to monitor the arrival and departure times of off-site workers who simply call a unique toll-free number to record their arrival and departure. The system automatically and immediately confirms that the assigned person is at the expected place at the expected time for the approved and scheduled duration, and produces real-time exception reports to enable its clients to manage their off-site staff.

                  In addition to collecting the arrival and departure times of off-site workers from the visit site, SANTRAX is also able to collect a wide range of additional information. By collecting additional data, SANTRAX can increase operational efficiencies and enable its customers to generate administrative savings. Some of the information provided by SANTRAX includes expense-related data such as mileage and supplies, as well as tasks performed by the off-site worker. This data is used to produce weekly payroll and to automatically prepare reimbursement submissions. Reports are generated to the customer based upon its specific requirements.

                  The Company is an ASP that allows its customers to access certain of its software over the Internet without their needing sophisticated hardware at their site to house the software or store the data. This allows the Company's customers to have access to software programs via low-cost hardware and on a fee per transaction basis, and enables them to utilize the Company's software services without a substantial upfront investment in either hardware or software. The Company receives an aggregate of approximately 620,000 calls per week or 32 million calls per year. The service is currently utilized principally by the Company's home health care clients, and approximately seventy per cent (70%) of current SANTRAX calls are Vendor Agencies using the SHARP program.

                  Effective June 1, 1998, the Company and MCI Telecommunications Corporation ("MCI") entered into a License Agreement (the "License Agreement") pursuant to which the Company was granted a license, under certain of MCI's patents (each individually a "Patent" and collectively the "Patents"), which enables it to use and sell its SANTRAX time and attendance verification product non-exclusively nationwide and exclusively in the home health care industries for the five New York boroughs. The License Agreement remains in effect until October 19, 2010 or until the expiration date of the last to expire Patent, whichever is the latter to occur. Pursuant to the License Agreement, the Company pays MCI certain royalties on a per call basis.

                  For the fiscal years ended May 31, 2000 and 1999, approximately $7,366,000 or 40% and $5,978,000 or 42%, respectively, of the Company's total operating revenues were derived from services rendered relating to SANTRAX.

                  Although no assurances can be given, it is anticipated that the SANTRAX product can be utilized by other industry applications. The Company is developing the product so that it can be sold into the general commercial market, and the service is currently being modified to meet the needs of a wide range of businesses wishing to monitor or collect data from off-site employees.

                  TECHNOLOGY   INFRASTRUCTURE  AND  OUTSOURCING  SERVICES.   The
Company supports specialized system applications for businesses based upon its analysis of a client's particular need and specialized system applications.

                  The Company provides data processing services and technology infrastructure consulting services on an outsourced basis to National Medical Health Card Systems, Inc. ("Health Card"), a public company (NASDAQ: NMHC) engaged in the pharmacy prescription benefits management business. Health Card is an affiliate of the Company of which Mr. Brodsky is Chairman of the Board of Directors and a principal shareholder (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 12 - "Certain Relationships and Related Transactions").

                  In addition, the Company offers managed services in the security arena such as security audits, enterprise firewalls and network monitoring. It also develops and hosts web sites, runs e-commerce applications and resells telephone services, leveraging the favorable rates it receives by virtue of the substantial call volume driven by SANTRAX. While these services are currently provided to an affiliate, the Company plans to diversify these offerings and resell them to businesses throughout the New York metropolitan area.

                  For the fiscal years ended May 31, 2000 and 1999, approximately $2,635,000 or 14% and $1,765,020 or 12%, respectively, of the Company's total operating revenues were derived from services rendered for outsourcing services.

         INFORMATION TECHNOLOGY SERVICES. The Company, through its SandataNet(R) division, provides IT consulting services for businesses and the public sector. It delivers computer, communications and networking sales and services, including training, maintenance and repair services, to companies and government and professional services organizations.

                  SandataNet(R) manages a help desk for the Company's internal operations and also provides help desk services to Health Card and several other affiliates, covering approximately 275 employees. This help desk is responsible for desk side support services, including software support, hardware support/break-fix, LAN administration and configuration services.

                  The Company has installed critical software applications at a local municipal government office and is in the process of delivering a solution to a government office at the county level. It also provides custom programming, software development and installation services to this sector. In addition, the Company is in the process of establishing a strategic alliance with a developer of specialized municipal government software that is expected to assist the Company in expanding its base of municipal government customers. The Company cannot assure that such an alliance will be reached. Furthermore, if such an alliance is reached, the Company cannot predict if it would be successful.

                  For the fiscal years ended May 31, 2000 and 1999 approximately $2,367,000 or 13% and $1,564,000 or 11%, respectively of the Company's total
operating   revenues   were  derived   from   services   rendered   relating  to
SandataNet(R).

                  SEASONALITY

                  The   Company's   revenues   are  not   subject  to   seasonal
fluctuations.

                  MARKETING AND DISTRIBUTION

                  The Company provides its computerized information processing services to a variety of users, although principally to the health care industry. Many of the Company's software programs are adaptable to customers in related fields of enterprise. Thus, the components of the SHARP system for the Home Attendant Program - Medicaid reimbursable billing, management reports, payroll processing, tax reports - are being developed for utilization in other settings, such as nursing homes, skilled nursing facilities, and rehabilitation facilities.

                  The Company's telephone-based data collection services are currently principally used to monitor off-site workers in the home healthcare industry. The SANTRAX proprietary software could be used to monitor off-site workers in other industries, and the Company is currently exploring opportunities in the temporary staffing, security guard and building maintenance industries.

                  Technology infrastructure and outsourcing services are currently utilized in-house and within affiliate companies. The Company intends to take the core competencies that it has developed in supporting its service offerings and resell them into the business community in the New York metropolitan area. The Company cannot assure its ability to resell such services.

     The Company believes it can leverage its in-house capabilities to develop a new IT services business, and intends that such IT services will be marketed primarily to businesses in the New York metropolitan area, where it believes it can support professional services with on-site technical help. In the future, the Company believes it will have the capability of rolling out such IT services to a wider geographical audience. The Company cannot assure its ability to develop a new IT service business and cannot predict that such services will be successful.

     The Company markets its products and services through telemarketing and a combination of inside and outside sales representatives, all directly employed by the Company.

                  COMPETITION

                  The Company competes with different companies for the sale of its different products. In the sale of its software products, the Company competes for customers on the basis of the range, functionality and quality of its software and on its ability to develop programs tailored to its customers' requirements. Many of its competitors are companies with directly competitive software products, and a number have substantially greater financial resources and substantially larger marketing, technical and field organizations.

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

                  The computer services industry is characterized by competition in the areas of service, quality, price and technical expertise. Competitors in this segment vary from the small, local companies to multinational consulting and accounting firms.

                  CUSTOMERS

                  The Company's customer base is primarily drawn from the health care industry. During the fiscal years 2000 and 1999, the Company derived revenues from the Vendor Agencies who are all funded by one governmental agency, amounting to approximately $10,623,000 or 57% and $9,460,000 or 67% of total operating revenues, respectively. The Company was owed approximately $1,362,000 and 1,394,000 from these customers at May 31, 2000 and 1999, respectively. The Company also derived approximately 1,753,000 or 9% and $1,765,000 or 12%, respectively, of revenue from Health Card for database and operating system support, hardware leasing, maintenance and related administrative services. (See
Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

                  PROPRIETARY RIGHTS

                  The Company filed a United States Trademark application which renames its voice recognition timekeeping system to SANTRAX. The trademark was registered on September 16, 1997.

                  On March 3, 1997 the Company filed an application with the United States Patent and Trademark Office to register its SandataNet(R) trademark. The trademark was registered on February 24, 1998.

                  On March 30, 1999, the Company filed an application with the United States Patent and Trademark Office to register its PRO-TRAX trademark. Such application is currently pending.

                  On April 28, 1999, the Company filed an application with the United States Patent and Trademark Office to register its RXTRAX trademark. Such application is currently pending.

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

                  RESEARCH AND DEVELOPMENT

                  The Company incurred approximately $122,000 and $192,000 during the fiscal years 2000 and 1999, respectively, on research and development. The Company incorporates its research and development into its on-going business activities. The Company's employees may develop new software programs and expand or modify existing ones. After determining that a program has reached technological feasibility, the subsequent development costs are capitalized. All other costs are expensed.

                  EMPLOYEES

                  As of May 31, 2000, the Company and its subsidiaries employed 146 employees, including 139 full-time and 7 part-time employees. The Company believes that its success will depend in part on its ability in a highly competitive environment to attract and retain highly skilled technical, marketing and management personnel.

                  The  Company   considers   its   employee   relations   to  be
satisfactory. The Company is not a party to any collective bargaining agreement.

ITEM 2 - DESCRIPTION OF PROPERTY

                  The Company and its subsidiaries currently occupy approximately 28,000 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of the Company's Directors ("BFS"). BFS leases the Facility from the Nassau County Industrial Development Agency (the "NCIDA"), pursuant to a lease (the "Lease"), which was assigned by the Company to BFS in November, 1996, and which expires in December 2005. BFS has the right to become the owner of the Facility upon expiration of the Lease. The Company currently pays rent to BFS in the amount of $59,567 per month. BFS also receives rent from other companies, which includes companies affiliated with the Company's Chairman, which occupy space in the Facility. The Company's facilities are adequate for current purposes (See Item 6 - "Management
Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - IDA/SBA Financing" for a discussion of the NCIDA and U.S. Small Business Administration financing transactions).

ITEM 3 - LEGAL PROCEEDINGS

     In October 1998, the Company and Provider entered into an agreement (the "Agreement") whereby the parties contemplated the formation of a joint venture to operate a data processing service bureau in New York to supply services to the domestic home health care industry. The Company provides such services through Pro-Health. Pursuant to the Agreement, Provider conveyed certain software to the Company. The Agreement provides for a purchase price of $500,000, payable in certain installments as provided in the Agreement. As of May 31, 2000, the Company has paid approximately $350,000 to Provider on account of the purchase price.

     On October 19, 1999, the Company and its wholly-owned subsidiary Pro-Health brought an action, Sandata, Inc. and Pro-Health Systems, Inc. v. Provider Solutions Corporation, Michael Milvain and Charlotte Fritchie, Supreme Court, New York County, Index No. 99-26033, based on breach of contract, fraudulent misrepresentation and other causes of action, demanding damages of approximately $10,000,000 (the "State Action").

     On October 22, 1999, Provider brought a Federal Action in the United States District Court, Eastern District (the "Federal Action"), seeking to enjoin the Company and Provider from (i) hiring certain named employee defendants; (ii) soliciting any present or former employees of Provider; and (iii) using, without Providers permission, any trade secret or other proprietary information belonging to Provider. The Federal Action also sought to (i) enjoin employees from divulging to the Company, Pro-Health or any other third party, any trade secret or other proprietary information; and (ii) accepting employment from the Company, Pro-Health or any other customer or competitor of Provider. The amended complaint ultimately served on the Company and Pro-Health on March 31, 2000 demanded judgment against defendants of a permanent injunction and damages against the Company and Pro-Health for total amounts ranging from $10,000,000 to $15,000,000. The State Action was removed and consolidated into the Federal Action.

     Sandata and Pro-Health asserted multiple counterclaims in the Federal Action demanding damages of $10,000,000 based upon claim of Declaratory
Judgment, Imposition of Constructive Trust, Breach of Contract, Unfair Competition, Interference with Business Relations and Economic Advantage and Injunction. The State Action was removed and later consolidated into the Federal Action.
                  To date, substantial discovery has taken place and is continuing. Discovery is expected to be completed by January 2, 2001. The Company has asserted claims and defenses against Provider and intends to continue its prosecution of its claims and vigorously defend all claims against it.

                  Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of this litigation. In the event that the Company were not to prevail in this litigation, the Company could be required to pay significant damages to Provider and could be enjoined from taking those certain actions specified above. A negative outcome in the Provider litigation could have a material adverse affect on the Company, including, but not limited to, its business operations and financial condition.

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

                                             BID PRICES
                                     HIGH              LOW

FISCAL YEAR ENDED
MAY 31, 2000

First Quarter                        $1.75         $1.06
Second Quarter                        1.44           .97
Third Quarter                         4.34           .75
Fourth Quarter                        3.94          1.34

FISCAL YEAR ENDED
MAY 31, 1999

First Quarter                        $4.50         $2.16
Second Quarter                        2.72          1.13
Third Quarter                         2.50          1.13
Fourth Quarter                        3.38          1.38

HOLDERS

                  Management has been advised by its transfer agent (North American Transfer Co.) that the approximate number of holders of record of the Company's Common Stock, as of August 23, 2000 was 1,016.

DIVIDENDS

                  No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

                  Dividends are restricted pursuant to the terms of a revolving credit and term loan agreement between the Company and a bank.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  ANALYSIS OF OPERATIONS

                  Fiscal Years ended May 31, 2000 compared with May 31, 1999

                  Service fee revenues for fiscal 2000 were $ 17,987,646 as compared to $14,155,092 for the previous fiscal year, an increase of $3,832,554 or 27%. The increase is primarily attributable to revenues derived from SANTRAX and SANDATANET offset by decreases in revenue from Health Card.

                  Other income for the year ended May 31, 2000 was $432,279 as compared to $437,575 for the year ended May 31, 1999. The decrease is attributable to a decrease in income recognized on sales/leaseback transactions.

                  Expenses Related to Services

                  Operating expenses were $11,419,625 for the year ended May 31, 2000, as compared to $8,909,704 for the year ended May 31, 1999, an increase of $2,509,921 or 28%. Costs associated with SANTRAX and its operations, including payroll expenses, in addition to increases in costs associated with SANDATANET and its operations, were the primary factors for the increases in operating expenses.

     Selling, general and administrative expenses for the year ended May 31, 2000 were $4,346,757 compared to $3,428,584 for the year ended May 31, 1999, an increase of $918,173 or 27%. The increases were primarily due to increases in consulting, payroll and commission expenses relative to increased efforts to increase sales in the SANTRAX and SANDATANET product lines.

                  Depreciation and amortization expenses were $2,384,045 for the year ended May 31, 2000, as compared to $2,015,390 for the year ended May 31, 1999, an increase of $368,655 or 18%. The increase was primarily attributable to fixed asset additions, including computer hardware and software capitalization costs, in connection with ongoing computer systems upgrades.

                  Interest expense for the year ended May 31, 2000 was $243,637 as compared to $97,170 for the year ended May 31, 1999, an increase of $146,267 or 151%. The increase was a result of increased borrowings on the Company's Credit Agreement.

                  Income Tax Expenses

                  Income tax expense was $189,158 and $171,177 for fiscal 2000 and 1999, respectively. The increase in income tax expense is due to different recognition of software development costs, depreciation and amortization and revenues from sale/leaseback transactions on a book and tax basis offset by lower pretax income and additional net operating loss carryforwards. The effective tax rates for fiscal 2000 and 1999 were 93.1% and 60.1%, respectively.

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

                  LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital increased as of May 31, 2000 to $1,432,966 as compared with $235,599 at May 31, 1999.

                  The Company has spent approximately $5,700,000 in fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company expects a reduction in the levels of capital expenditures in the future.

                  On July 14, 1998, the Chairman, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $120,658 during the fiscal year ending May 31, 2000. As of May 31, 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,746,145.

                  On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with a bank (the "Bank") which allows Sandsport to borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement which expired on March 1, 2000 has been amended by the Bank to permit Sandsport to borrow amounts up to $4,500,000 until February 14, 2003. Interest accrues at the same rate as the original Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the Bank was modified to conform covenants to comply with those in the Credit Agreement.

                  In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 1999, the Group failed to meet these net worth and financial ratios, and the Bank granted the Group a waiver. As of May 31, 2000, the outstanding balance on the Credit Agreement with the Bank was $2,250,000.

                  The Company is a party to various sale/leaseback transactions involving certain fixed assets. Gains on these transactions have been deferred and are being recognized over the lives of the related leases, ranging from thirty-six (36) to sixty (60) months. Approximately $401,000 and $216,000 of the deferred gains were recognized in fiscal 2000 and 1999, respectively. Included in these amounts are the effects of sale/leaseback transactions entered into fiscal 2000 and 1999, as follows:

                  In January 1998, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $515,000, were sold for $700,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $62,000 and $62,000 of the deferred gain was recognized for fiscal 2000 and 1999, respectively.

                  In January 1999, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $830,000, were sold for $1,100,000. The resulting gain of approximately $270,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $90,000 and $30,000 of deferred gain was recognized for fiscal 2000 and 1999, respectively. An unaffiliated third party purchased the residual rights in such lease.

                  In May 1999, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and equipment). The fixed assets, which had a net book value of approximately $896,000 were sold for $1,100,000. The resulting gain of approximately $204,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. The sale proceeds, which are shown as Other receivable in the financial statements, were received in June 1999. Approximately $68,000 of deferred gain was recognized for fiscal 2000. An unaffiliated third party purchased the residual rights in such lease.

                  In October 1999, the Company  consummated a sale/leaseback  of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $895,000, were sold for $1,115,000. The resulting gain of approximately $220,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $49,000 of the deferred gain was recognized for fiscal 2000. An unaffiliated third party purchased the residual rights in such lease.

                  In January 2000, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $442,000, were sold for $561,000. The resulting gain of approximately $119,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $13,000 of deferred gain was recognized for fiscal 2000. An unaffiliated third party purchased the residual rights in such lease.

                  In February 2000, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and equipment). The fixed assets, which had a net book value of approximately $237,000 were sold for $277,000. The resulting gain of approximately $40,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six
(36) months. Approximately $3,000 of deferred gain was recognized for fiscal 2000. An unaffiliated third party purchased the residual rights in such lease.

                  The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. On October 31, 1997 and November 30, 1997, respectively, the Company acquired a loan receivable for an aggregate of $300,000 from a third party (a portion of which was acquired from an affiliate of the Company's Chairman), due from the Federation. Such loan receivable was supposed to be secured by accounts receivable due to the Federation. Shortly following the Company's acquiring such receivable, the Federation and its affiliates filed for bankruptcy protection. While the bankruptcy case is still pending, no plan of reorganization or distribution has been proposed. The Company has filed, among other things, claims representing monies owed to the Company with respect to the loan and the receivables. At May 31, 2000, the Company had written off the $300,000 principal loan receivable in addition to $47,296 for services rendered by the Company owed by the Federation against a reserve established in prior years for these amounts.

     As of June 1, 1998, Health Card, a company affiliated with the Company's Chairman of the Board, hired 11 employees of Sandsport in order to provide development, enhancement, modification and maintenance services, previously provided by Sandsport. Sandsport was paid $208,000 in consideration of Sandsport's waiving certain rights relative to such employees. In addition, Sandsport began leasing certain computer equipment to Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from Sandsport pursuant to a verbal agreement. Currently the Company is leasing computer equipment to Health Card at a monthly cost to Health Card of $39,800. Sandsport is expected to continue to provide to Health Card consulting services related to Health Card's information systems. As of May 31, 2000, the Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000, made payable by the Company to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9-1/2%; interest on such note is payable quarterly and such note is due on June 1, 2001. (See Item 12 - "Certain Relationships and Related Transactions").

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

      =========================== ========= ====================================
                                                   Positions and Offices
                                                    Presently Held with
                 Name             Age                  the Company
      --------------------------- --------- ------------------------------------
      --------------------------- --------- ------------------------------------
      Bert E. Brodsky             57        Chairman of the Board and Treasurer
      --------------------------- --------- ------------------------------------
      --------------------------- --------- ------------------------------------
      Stephen Davies              49        President

      --------------------------- --------- ------------------------------------
      --------------------------- --------- ------------------------------------
      Hugh Freund                 62        Executive Vice President, Secretary
                                            and Director
      --------------------------- --------- ------------------------------------
      --------------------------- --------- ------------------------------------
      Gary Stoller                47        Executive Vice President and
                                            Director
      --------------------------- --------- ------------------------------------
      --------------------------- --------- ------------------------------------
      Paul J. Konigsberg          64        Director
      --------------------------- --------- ------------------------------------
      --------------------------- --------- ------------------------------------
      Ronald L. Fish              59        Director
      =========================== ========= ====================================


                Bert E. Brodsky has been Chairman of the Board and Treasurer of the Company since June 1, 1983 and President from December 1989 through January 2000. From August 1983 through November 1984, from December 1988 through January 1991, from February 1998 to June 1998 and from December 1998 to present, Mr. Brodsky served as Chairman of the Board of Health Card and from June 1998 through December 1998 served as President of Health Card. From October 1983 through December 1993, Mr. Brodsky served as Chairman of the Board of Compuflight, a provider of computerized flight planning services. Since August 1980, Mr. Brodsky has served as Chairman of the Board of P.W. Medical Management, Inc., which provides financial and consulting services to physicians. Since 1979, Mr. Brodsky has also served as President of Bert Brodsky Associates, Inc., which provides consulting services.

                Stephen Davies has been President of the Company since February, 2000. Mr. Davies is the sole owner of Edge Initiatives, LLC, a consulting firm specializing in internet marketing and development. From 1986 to 1999, Mr. Davies was the founder and served as President and CEO of US Computer Group Inc., a provider of on-site computer services where Mr. Davies was the winner of the Ernst & Young/Inc Magazine Entrepreneur of the Year award in 1995. Mr. Davies served on the Board of Directors of the Independent Service Network International (ISNI) from 1996 to 1999. Mr. Davies, a graduate of Oxford University, is a published author in journals and magazines, including Long Island Business News, AFSM Journal and Systems Magazine.

     Hugh Freund, a founder of the Company, was the Company's President from 1978 to November 1986, and a Director of the Company since its formation in 1978. Since November 1986, Mr. Freund has served as an Executive Vice President of the Company and Secretary since 1995. Mr. Freund is also President of Sandsport, the Company's wholly-owned health care data processing subsidiary. Additionally, Mr. Freund has been serving as the President of Pro-Health Systems, Inc. since March 9, 1999. In addition to managing the Company's operations, Mr. Freund has been responsible for the marketing efforts of the Company.

                Gary Stoller joined the Company at the time of its formation in 1978 as its Senior Programmer and Analyst and has been an Executive Vice President and a Director of the Company since January 1983. Mr. Stoller has been responsible for computer design, programming and operations of the Company as its Chief Technology Officer and is the architect of the SHARP and SanTrax systems.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended May 31, 2000, the Company's officers, Directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Brodsky failed to file three reports relative to five transactions. Mr. Davies failed to file one report relative to one transaction and failed to timely file one report relative to one transaction. Mr. Freund failed to file one report relative to one transaction. Mr. Stoller failed to file one report relative to one transaction.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for the fiscal years ending May 31, 2000, 1999 and 1998 concerning the compensation of Bert E. Brodsky, the Chairman and Chief Executive Officer of the Company, Gary Stoller, Executive Vice President of the Company, James Poulos, Vice President of Information Systems of the Company until May 12, 2000 and J.P. Clejan, Project Manager of the Company. No other executive officer had a total salary and bonus in excess of $100,000 for the fiscal year ended May 31, 2000:

=========================== ======= ======================================== =============================== ===========
                                             Annual Compensation                 Long-Term Compensation

--------------------------- ------- ---------------------------------------- ------------------------------- -----------
--------------------------- ------- ------------ ---------- ------------- ------------------------ --------- -----------
                                                                                  Awards           Payouts
--------------------------- ------- ------------ ---------- ------------- ------------------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                                                               Other      Restricted  Securities             All Other
                                                               Annual     Stock       Underlying   LTIP      Com-pensation
                                      Salary       Bonus     Compensa-      Awards     Options/    Payouts      ($)
    Name and Principal       Year       ($)         ($)         Tion         ($)       SARs (#)      ($)
         Position                                               ($)

--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Bert E. Brodsky, Chairman    2000   200,000 (2)  31,650      14,013 (4)      -0-        350,000      -0-     28,564 (5)
       of the Board                                 (3)


--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   200,000 (2)     -0-      22,049 (4)      -0-        310,000      -0-     16,678 (5)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1998   200,000 (2)     -0-      13,374 (4)      -0-          -0-        -0-     20,401 (5)
                                                                                                             30,000 (6)

--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
 Gary Stoller, Executive     2000     150,000       -0-      22,391 (4)      -0-          -0-        -0-     16,040 (5)
      Vice President


--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999     119,039       -0-      22,391 (4)      -0-        73,500       -0-     16,040 (5)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1998     115,000       -0-      22,391 (4)      -0-          -0-        -0-     16,040 (5)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
     James Poulos(1)         2000     120,087       -0-         -0-          -0-         4,700       -0-        -0-
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999     103,265       -0-         -0-          -0-         1,600       -0-        -0-
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
       J.P. Clejan           2000     130,433       -0-         -0-          -0-         6,600       -0-        -0-
=========================== ======= ============ ========== ============= =========== ============ ========= ===========

(1)  As of May 12, 2000 Mr. Poulos was no longer employed by the Company.

(2) In each of 1998, 1999 and 2000 Mr. Brodsky signed a waiver wherein he agreed to waive his rights to an additional $300,000 of compensation due to be paid to him for the fiscal years ended May 31, 1998, 1999 and 2000, respectively, pursuant to the terms of the Brodsky Employment Agreement with the Company discussed below.

(3) Represents 25,000 shares of Common Stock granted to Mr. Brodsky on February 4, 2000.

(4)  Includes   personal   benefits   relating  to  the  use  of  Company-leased
     automobiles provided for business purposes from an affiliate of the Company's Chairman.

(5) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky and Mr. Stoller for life insurance policies on their lives, the benefits of which are payable to their spouses.

(6) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky for life insurance policies on his life, the benefits of which are payable to an insurance trust, of which Mrs. Brodsky is a co-Trustee.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning individual grants of stock options during the fiscal year ending May 31, 2000:

======================================================================================================================

                                Individual Grants

----------------------------------------------------------------------------------------------------------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                                       Percent of Total
                                                        Options/SARs
                                Number of               Granted to
                               Securities               Employees in            Exercise or
                               Underlying               Fiscal Year             Base Price             Expiration
          Name            Options/SARs Granted             (%)                   ($/Sh)                  Date
                                   (#)
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Bert E. Brodsky                350,000 (1)               53.9                    1.31                  2/3/05

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

James Poulos                    1,600 (2)                  *                     3.00                  3/1/04 (4)


------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
J.P. Clejan                     6,600 (3)                  *                     3.00                  4/12/04

------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(1) Exercisable over a five year period to the extent of 75,500 shares of Common Stock in each of 2000, 2001, 2002, 2003 and 48,000 shares of Common Stock in 2004.

(2) Exercisable over a five year period to the extent of 540 shares of Common Stock in 2000 and 530 shares of Common Stock in each of 2001 and 2002.

(3) Exercisable over a five year period to the extent of 2,200 shares of Common Stock in each of 2000, 2001 and 2002.

(4) Pursuant to the terms of that certain Option Agreement between the Company and Mr. Poulos, the option to purchase up to 1,600 shares of Common Stock granted to Mr. Poulos expired on May 12, 2000, the date his employment with the Company terminated.

*        Less than 1%.

AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning the value of unexercised options and warrants for the fiscal year ended May 31, 2000:

===================== ======================= ================= ========================== ==========================
                                                                  Number of Securities       Value of Unexercised
                                                                 Underlying Unexercised    in-the-Money Options and
                                                                 Options and Warrants at      Warrants at May 31,
        Name            Shares Acquired on     Value Realized        May 31, 2000(#)                2000($)
                           Exercise(#)              ($)         Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
  Bert E. Brodsky              -0-                  -0-              385,500/274,500             5,285/19,215
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    Gary Stoller               -0-                  -0-                 143,500/0                     0/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    James Poulos               -0-                  -0-                    0/0                        0/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    J.P. Clejan                -0-                  -0-                2,200/4,400                    0/0
===================== ======================= ================= ========================== ==========================

COMPENSATION OF DIRECTORS

                  During the fiscal year ended May 31, 2000 non-statutory options to purchase up to 36,000 shares of Common Stock, at an exercise price of $3.00 per share, were issued to each of Messrs. Konigsberg and Fish. In addition, during the fiscal year ended May 31, 2000, the Company paid $12,000 in Director's fees.

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

                  On February 1, 1997 the Company and its Chairman ("Mr. Brodsky") entered into an employment agreement for a five year term (the "Brodsky Employment Agreement"). Among other things, the Brodsky Employment Agreement provides compensation at the annual rate of $500,000 or a lesser amount if mutually agreed. The Brodsky Employment Agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal years ended May 31, 2000 and 1999 and has signed waivers evidencing his agreement to such reductions.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table sets forth the beneficial share ownership of
(i) each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's Common Stock; (ii) each of the Company's current Directors (iii) each person listed in the Summary Compensation Table; and (iv) all of the Company's executive officers and Directors as a group. The ownership percentages indicated are calculated, on a fully-diluted basis, in accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended, which attributes beneficial ownership of securities to a person or entity who holds options or warrants to purchase such securities.



                                                                                                  APPROXIMATE PERCENTAGE
   NAME OF MANAGEMENT PERSON AND NAME AND                 NUMBER OF SHARES                        OF OUTSTANDING SHARES
        ADDRESS OF BENEFICIAL OWNER
--------------------------------------------- ----------------------------------------- ------------------------------------------
Bert E. Brodsky
26 Harbor Park Drive
Port Washington, NY                                        1,906,584 (1)                                    65.9%
--------------------------------------------- ----------------------------------------- ------------------------------------------
Hugh Freund

                                                             137,000 (2)                                     5.2% (2)
--------------------------------------------- ----------------------------------------- ------------------------------------------
Gary Stoller
26 Harbor Park Drive
Port Washington, NY                                          164,500 (3)                                     6.2%
--------------------------------------------- ----------------------------------------- ------------------------------------------
James Poulos                                                       0                                           0%
--------------------------------------------- ----------------------------------------- ------------------------------------------
J.P. Clejan                                                    2,200 (4)                                       *
--------------------------------------------- ----------------------------------------- ------------------------------------------
Paul J. Konigsberg
Konigsberg Wolf & Co.
440 Park Avenue South                                        24,000  (5)                                       *
New York, NY 10016
--------------------------------------------- ----------------------------------------- ------------------------------------------
Ronald L. Fish
Unlimited Care Inc.
245 Main Street                                              16,000  (5)                                       *
White Plains, NY 10601
--------------------------------------------- ----------------------------------------- ------------------------------------------
All executive officers and Directors as a
group (6 persons)                               2,248,084(1)(2)(3)(5)(6)                                    70.2%
============================================= ========================================= ==========================================

---------------

(1) Includes 79,834 shares of the Company's Common Stock owned by the trusts established for the benefit of Mr. Brodsky's four children; includes 20,500 shares of the Company's Common Stock owned by Mr. Brodsky's wife; includes 100,686 shares of Common Stock owned by Mr. Brodsky's adult daughter; includes an aggregate of 109,292 shares of Common Stock owned by Mr. Brodsky's adult sons. Includes 200,000 shares of Common Stock owned by the Bert E. Brodsky Revocable Trust. Includes presently exercisable options to purchase 310,000 shares of Common Stock at $1.41 per share under the 1995 Stock Option Plan; includes presently exercisable options to purchase 75,500 shares of common stock at $1.31 per share under the 1998 Stock Option Plan.

(2) Includes presently exercisable options to purchase 137,000 shares of Common Stock at $1.41 per share under the 1995 Plan. Excludes 47,464 shares of Common Stock owned by Mr. Freund's adult children. Mr. Freund disclaims any beneficial interest in, or voting or dispositive control over, such shares.

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

(4) Includes persently exercisable options to purchase 2,200 shares of Common Stock at $3.00 per share under the 1998 Plan.

(5) Includes presently exercisable options to purchase 10,000 shares of Common Stock at $3.00 per share under the 1998 Plan; includes presently exercisable options to purchase 6,000 shares of Common Stock at $3.00 per share under the 1998 Plan.

(6) Does not include 100,000 shares of Common Stock issuable upon the exercise of currently unexercisable stock options issued to Mr. Davies.

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

                  ADVANCES AND LOANS TO AFFILIATES

     At May 31, 1998, the Company was owed approximately $120,000 from a company affiliated with the officers of the Company, pursuant to a promissory note payable in 24 monthly payments of principal and interest at 8% commencing September 1, 1997. The Company deferred principal payments from April, 1998 to October, 1998, at which time principal and interest payments resumed. At May 31 1999, the Company was owed approximately $42,000 on such note which was repaid within the year ended May 31, 2000.

                  During the fiscal year ended May 31, 2000 the Company paid an aggregate of $36,404 on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

                  NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

As of May 31, 2000, the Company derived revenue from Health Card, a company affiliated with the Company's Chairman of the Board, principally for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to approximately $1,753,000 and $1,765,000 for the years ended May 31, 2000 and 1999, respectively. Included in the current year revenues are billings of approximately $540,000 for quality assurance testing of software programs developed by Health Card and network support and $302,000 for help desk services. In addition the Company resells its telephone services to Health Card. As of May 31, 2000, the billings for such telephone services amounted to approximately $151,000 for the fiscal year ended May 31, 2000. Subsequent to May 31, 2000, the Company received approximately $191,000 from Health Card in full payment of amounts due as of that date. (See "Item 6 - Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

     As of May 31, 2000, the Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000, made payable by the Company to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9 1/2%; interest on such note is payable quarterly and such note is due on June 1, 2001.

                  EQUIPMENT LEASES

     The Company makes various lease payments to affiliates of the Company's Chairman. The payments are for: equipment rental, which was $393,903 and $387,346 in fiscal 2000 and 1999, respectively

                  MEDICAL ARTS OFFICE SERVICES, INC.

                  Medical Arts Office Services, Inc. ("MAOS"), a company which the Company's Chairman of the Board is the sole shareholder provided the Company with accounting, bookkeeping and paralegal services. For the fiscal years ended May 31, 2000 and 1999 the total payments made by the Company to MAOS were $399,592 and $193,934 respectively.

                  FEDERATION OF PUERTO RICAN ORGANIZATIONS

                  The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. On October 31, 1997 and November 30, 1997, respectively, the Company acquired a loan receivable for an aggregate of $300,000 from a third party (a portion of which was acquired from an affiliate of the Company's Chairman), due from the Federation. Such loan receivable was supposed to be secured by accounts receivable due to the Federation. Shortly following the Company's acquiring such receivable, the Federation and its affiliates filed for bankruptcy protection. While the bankruptcy case is still pending, no plan or reorganization or distribution has been proposed. The Company has filed, among other things, claims representing monies owed to the Company with respect to the loan and the receivables. At May 31, 2000, the Company had written off the $300,000 loan receivable in addition to $47,296 for services rendered by the Company owed by the Federation against a reserve established in prior years for these amounts.

ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)     Exhibits

3(A)(i)  Certificate  of   Incorporation   and  Amendments   thereto   including
     Certificate  of  Ownership  and  Merger  (DE)  and  Agreement  and  Plan of
     Merger(1)

3(A)(ii) Certificate of Amendment to Certificate of Incorporation filed July 27,
     1993 (1)

3(A)(iii) Certificate of Amendment to Certificate of Incorporation filed May 26,
     1995 (1)

3(B)    By-Laws (1)

4.1 Nassau County Industrial Development Agency Industrial Development Revenue Bonds (1994 Brodsky Sibling Realty Inc. Project) dated June 1, 1994 (1)

4.2 Revolving Credit Agreement dated as of April 20, 1995 by and among Sandsport Data Services, Inc. and Marine Midland Bank (1)

4.3 Nassau County Industrial Development Agency Industrial Development Revenue Bonds (1994 Brodsky Sibling Realty Inc. Project) Assumption and Amendment of Certain Agreements dated July 1, 1995 (1)

4.4 Loan Agreement dated August 11, 1995 between Sandata, Inc. and Long Island Development Corporation (1)

4.5 "504" Note dated August 11, 1995 from the Long Island Development Corporation to Sandata, Inc. (1)

4.6 Nassau County Industrial Development Agency Industrial Development Revenue Bonds (1994 Brodsky Sibling Realty Inc. Project) Assumption and Amendment of Certain Agreements dated November 1, 1996 (3)

4.7 Revolving Credit Agreement dated as of April 18, 1997 by and among Sandsport Data Services, Inc. and Marine Midland Bank (3)

4.8 Second Amendment dated as of February 14, 2000 to Revolving Credit Agreement by and among Sandsport Data Services, Inc. and HSBC Bank USA

10.1Software License  Agreement and Distribution  Agreement between Sandata Home
     Health Systems, Inc. and Fastrack Healthcare Systems, Inc. dated as of June 15, 1995 (1)

10.2 Employees' Incentive Stock Option Plan (1)

10.3 First Amendment to Incentive Stock Option Plan dated April 4, 1989 (1)

10.4 Second Amendment to Incentive Stock Option Plan dated December 18, 1990 (1)

10.5 1986 Non-statutory Stock Option Plan (1)

10.6 Amendment to 1986 Non-statutory Stock Option Plan dated April 4, 1989 (1)

10.7 1995 Stock Option Plan (1)

10.8 1998 Stock Option Plan (5)

10.9 Common Stock Purchase Warrants as issued to Bert E. Brodsky (1)

10.10Deferred  Compensation  Plan dated May 1, 1992 between the  Registrant  and
     Bert E. Brodsky (1)

10.11Form of agreement between  Sandsport Data Services,  Inc. and vendor agency
     (2)

10.12Form of agreement between  Sandsport Data Services,  Inc. and vendor agency
     (2)

10.13 Form of Subscription Agreement dated December 23, 1996 (2)

10.14 Form of Subscription Agreement dated September 12, 1996 (2)

10.15 Form of Common Stock Purchase Warrant ($5.00 Exercise Price) (2)

10.16 Form of Common Stock Purchase Warrant ($7.00 Exercise Price) (2)

10.17 Form of Redeemable Common Stock Purchase Warrant (2)

10.18Employment Agreement dated February 1, 1997 between the Registrant and Bert
     E. Brodsky (3)

10.19 Form of Pledge Agreement (4)

10.20 Form of Non-Negotiable Promissory Note (4)

10.21Stock Option Agreement dated December, 1998 between the Registrant and Bert
     E. Brodsky

10.22Stock Option  Agreement  dated  February 3, 2000 between the Registrant and
     Bert E. Brodsky

10.23Stock  Option  Agreement  dated April 15, 2000 between the  Registrant  and
     Stephen Davies

10.24Promissory  Note dated May 31, 2000 between  National  Medical  Health Card
     Systems, Inc. and the Registrant

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

(5) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 1999.

         (b)      Reports on Form 8-K

                  None.

                                  SANDATA, INC.

                     FINANCIAL STATEMENTS COMPRISING ITEM 7
                            OF REPORT ON FORM 10-KSB
                      TO SECURITIES AND EXCHANGE COMMISSION
                             YEAR ENDED MAY 31, 2000

                        SANDATA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Public Accountants                                F-2

Financial Statements

         Consolidated Balance Sheets as of May 31, 2000 and 1999        F-3-F4

         Consolidated Statements of Income for the years ended
                  May 31, 2000 and 1999                                 F-5

         Consolidated Statements of Shareholders' Equity for the years
         ended May 31, 2000 and 1999                                    F-6

         Consolidated Statements of Cash Flows for the years ended
                  May 31, 2000 and 1999                                 F-7

         Notes to Consolidated Financial Statements                     F-8-F26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
of Sandata, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sandata, Inc. and Subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandata, Inc. and Subsidiaries as of May 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Marcum & Kliegman LLP

/s/ Marcum & Kliegman LLP

Woodbury, New York
August 24, 2000



                         SANDATA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     May 31,

                               ASSETS                                                       2000                     1999
                                                                                            ----                     ----

CURRENT ASSETS
       Cash and cash equivalents                                                        $ 1,229,718            $  1,533,576
       Accounts receivable, net of allowance for doubtful accounts
           of $448,000 and $533,000 at 2000 and 1999, respectively                        2,308,901               2,034,248
       Receivables from affiliates                                                          405,732                 924,426
       Other receivable                                                                         ---               1,100,000
       Inventories                                                                           17,165                  29,307
       Prepaid expenses and other current assets                                            413,119                 485,455
                                                                                        -----------             -----------

                  Total Current Assets                                                    4,374,635               6,107,012

FIXED ASSETS, NET                                                                         8,911,655               7,169,002

OTHER ASSETS

       Notes receivable                                                                     126,221                 169,608

       Cash surrender value of officer's life insurance, security
           deposits and other                                                               832,988                 775,557
                                                                                       ------------            ------------

                  Total Assets

                                                                                        $14,245,499             $14,221,179

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         SANDATA, INC. AND SUBSIDIARIES

                                     May 31,

                  LIABILITIES AND SHAREHOLDERS' EQUITY                                      2000                     1999
                                                                                            ----                     ----

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                         $    2,580,143          $    3,022,395
       Current portion of long-term debt                                                        ---               2,500,000
       Deferred/unearned revenue                                                             38,848                  13,633
       Deferred income                                                                      322,678                 335,385
                                                                                      -------------             -----------

                  Total Current Liabilities                                              2, 941,669               5,871,413

LONG-TERM DEBT                                                                            2,750,000                     ---

DEFERRED INCOME                                                                             315,253                 324,096

DEFERRED INCOME TAXES                                                                      702,158                  535,000
                                                                                       -----------            -------------

                  Total Liabilities                                                       6,709,080               6,730,509
                                                                                      -------------           -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common stock;  par value $.001;  authorized  6,000,000 shares in 2000 and
          1999, 2,506,475 and 2,481,481 shares issued
          and outstanding in 2000 and 1999, respectively;                                     2,506                 2,481

       Additional paid in capital                                                         5,803,704               5,772,079
       Retained earnings                                                                  3,249,868               3,235,769
       Notes receivable - officers                                                       (1,519,659)             (1,519,659)
                                                                                         ----------              -----------

                  Total Shareholders' Equity                                              7,536,419               7,490,670
                                                                                          ---------               ---------

                  Total Liabilities and Shareholders' Equity                          $  14,245,499           $  14,221,179
                                                                                      =============           =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         SANDATA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                               Years ended May 31,

                                                                                            2000                     1999

                                                                                            ----                     ----

REVENUES:
       Service fees                                                                    $ 17,987,646            $ 14,155,092
       Other income                                                                         432,279                 437,575
       Interest income                                                                      177,396                 143,200
                                                                                        -----------            ------------
                                                                                         18,597,321              14,735,867
                                                                                         ----------              ----------
COSTS AND EXPENSES:
           Operating                                                                     11,419,625               8,909,704
           Selling, general and administrative                                            4,346,757               3,428,584
           Depreciation and amortization                                                  2,384,045               2,015,390
           Interest expense                                                                 243,637                  97,170
                                                                                         ----------              ----------

TOTAL COSTS AND EXPENSES                                                                 18,394,064              14,450,848
                                                                                         ----------              ----------

Earnings from operations before income taxes                                                203,257                 285,019

       Income tax expense                                                                   189,158                 171,177
                                                                                        -----------              ----------

NET EARNINGS                                                                           $     14,099            $    113,843
                                                                                       ============            ============

BASIC EARNINGS PER SHARE                                                               $        .01            $        .05
                                                                                        -------------         -------------

DILUTED EARNINGS PER SHARE                                                             $          .01          $        .04
                                                                                       --------------          ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         SANDATA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Years ended May 31, 2000 and 1999

                                Common Stock         Additional                             Notes
                                                       Paid-In          Retained          Receivable
                          Shares      Amount           Capital          Earnings          Officers            Total
                          ------      ------           -------          --------          --------            -----
Balance at
June 1, 1998              1,560,149  $ 1,560        $4,173,091        $3,121,927            ---            $7,296,578

Exercise of
common stock
purchase warrants            400,000      400           551,600               ---          (551,448)               552

Exercise of
common
stock
options                      521,332      521         1,047,388               ---          (968,211)            79,698

Net earnings                     ---      ---               ---           113,842               ---            113,842
                      --------------  -------        ----------          --------          ---------      ------------
Balance at
May 31, 1999               2,481,481    2,481         5,772,079         3,235,769        (1,519,659)         7,490,670

Effect of
fractional shares
paid out in cash                  (6)     ---               ---               ---               ---                ---


Stock Based
Compensation                  25,000       25            31,625               ---               ---             31,650
                              ------       --            ------                                                 ------

Net Earnings                                                               14,099                               14,099
                      --------------  -------        ----------           -------             ------      -------------

Balance at
May 31, 2000               2,506,475  $ 2,506        $5,803,704        $3,249,868       $(1,519,659)        $7,536,419
                           =========  =======        ==========        ==========       ============        ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         SANDATA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Years ended May 31,

                                                                                           2000                   1999
                                                                                           ----                   ----
Cash flows from operating activities:

    Net earnings                                                                        $14,099                $  113,842
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation and amortization                                                2,384,045                 2,015,390
         (Gain) on disposal of fixed assets                                            (379,290)                 (473,532)
         Provision for losses on accounts receivable                                    (85,093)                   89,718
         (Decrease) in deferred income                                                 (400,840)                 (216,353)
         Recognition of deferred revenue                                               (340,389)                 (125,122)
         Stock based compensation                                                        31,650                       ---
         Deferred tax provision                                                         167,158                   153,000
           (Increase) decrease in operating assets
                Accounts receivable                                                    (189,560)                 (512,509)
                Receivables from affiliates                                             518,694                  (304,739)
                Other receivable                                                      1,100,000                (1,100,000)
                Inventories                                                              12,142                    (2,304)
                Prepaid expenses and other current assets                                72,336                  (344,582)
                Other assets                                                            (57,431)                 (250,276)
         (Decrease) Increase in operating liabilities
                Accounts payable and accrued expenses                                  (442,252)                  506,401
                Deferred revenue                                                        365,604                   115,344
                Deferred income                                                         379,290                   473,532
                                                                                        -------                   -------
           Net cash provided by operating activities                                  3,150,163                   137,810

Cash flows from investing activities:
         Purchases of fixed assets                                                   (5,700,662)               (5,096,479)
         Proceeds from sale/leaseback transactions                                    1,953,254                 2,200,000
         Collection on note receivable                                                   43,387                    17,985
                                                                                        -------                   -------
            Net cash used in investing activities                                    (3,704,021)               (2,878,494)
                                                                                     -----------                ----------

Cash flows from financing activities:
         Proceeds from stock transactions                                                   ---                     1,609
         Principal payments on term loans                                                   ---                   (22,296)
         Proceeds from note payable                                                     500,000                       ---
         Proceeds from line of credit                                                 2,400,000                 4,500,000
         Principal payments on line of credit                                        (2,650,000)               (2,000,000)
                                                                                     -----------               -----------
           Net cash provided by financing activities                                    250,000                 2,479,313
                                                                                     -----------
Decrease in cash and cash equivalents                                                  (303,858)                 (261,371)
Cash and cash equivalents at beginning of year                                        1,533,576                 1,794,947
                                                                                     -----------                ---------
Cash and cash equivalents at end of year                                             $1,229,718                $1,533,576
                                                                                     ==========                ==========
Supplemental Disclosure of Noncash Investing and Financing Activities:

In February 2000, the Company granted 25,000 shares of Common Stock with a fair market value of $31,650 as a bonus to the Chairman of the Board of Directors for services to the Company.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         SANDATA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business and Economic Dependency

         Sandata, Inc. and Subsidiaries (the "Company") are primarily engaged in the business of providing computerized data processing services and custom software and programming services using Company-developed and licensed software principally to the healthcare industry. The Company primarily operates in the New York metropolitan area. During fiscal years 2000 and 1999, the Company received revenues from a group of customers who are all funded by one governmental agency, amounting to approximately $10,623,000 and $9,460,000, respectively. The Company was owed approximately $1,362,000 and 1,394,000 from these customers at May 31, 2000 and 1999, respectively.

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

         Income Taxes

         The Company uses the liability method to account for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of income tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns.

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

         Research and Development

         Research and development costs are charged to expense as incurred.

         Inventories

         Inventories, consisting of computer hardware and peripherals held for resale, are stated at the lower of cost or market; cost is determined using the specific identification method.

         Net Earnings Per Common Share

         In 1997, the Financial Accounting Standards Board issued Standard No. 128 ("SFAS No. 128"), "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted average shares of common stock issued plus outstanding stock options.

         Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,489,562 at May 31, 2000 and 2,372,941 at May 31, 1999. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows: 2,682,784 at May 31, 2000 and 2,569,209 at May 31, 1999.

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

         Concentration of Credit Risk

         The Company may be subject to a concentration of credit risk with respect to its trade receivables. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts.

         The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of May 31, 2000.

         Statements of Cash Flows

         The Company paid income taxes of approximately $21,000 and $22,000 and interest of approximately $231,000 and $87,000 for the years ended May 31, 2000 and 1999, respectively.

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

         Stock Options and Similar Equity Instruments

         The Company accounts for stock options and similar equity instruments (collectively "Options") issued to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The exercise price for Options issued to employees and directors equals or exceeds the fair market value of the Company's Common Stock at the date of grant and, accordingly, no compensation expense is recorded. Equity instruments issued to acquire goods and services from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable.

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

         New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which has been deferred to June 30, 2000 by publishing of SFAS No. 137, and is effective for the Company beginning June 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that this standard will have a material impact on its financial statements.

NOTE 2 - FIXED ASSETS

         Fixed assets consist of the following:

                                                                Useful                           May 31,
                                                                                                 -------
                                                                 Life                      2000         1999
                                                                ------                     ----         ----

         Computer equipment                                      5 years             $ 2,901,023        $2,697,149
         Software costs                                          5 years              13,167,965         9,657,699
         Furniture, fixtures and automobiles                   4-7 years                 327,465           269,337
         Leasehold improvements                                 10 years               2,781,728         2,615,741
                                                                                        ---------       -----------
                                                                                      19,178,181        15,239,926

         Less accumulated depreciation and amortization                               10,266,526         8,070,924
                                                                                       ----------      -----------
                                                                                     $ 8,911,655        $7,169,002
                                                                                      ===========       ==========

         Depreciation and amortization expense relating to fixed assets (other than software costs) amounted to approximately $561,000 and $693,000 in 2000 and 1999, respectively.

         Unamortized software costs amounted to approximately $6,755,000 and $4,946,000 at May 31, 2000 and 1999, respectively. Amortization expense for these costs totaled approximately $1,823,000 and $1,322,000 in 2000 and 1999, respectively.

         Research and development expenses amounted to approximately $122,000 and $192,000 in 2000 and 1999, respectively.

NOTE 3 - DEBT

         Credit Agreement

         On April 18, 1997, the Company's wholly owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), entered into a revolving credit agreement (the "Credit Agreement") with a bank (the "Bank") which allows Sandsport to borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement which expired on March 1, 2000 has been amended by the Bank to permit Sandsport to borrow amounts up to $4,500,000 until February 14, 2003. Interest accrues at the same rate as the original Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement.

         In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 1999, the Group failed to meet these net worth and financial ratios, and the Bank granted the Group a waiver. As of May 31, 2000, the outstanding balance on the Credit Agreement with the Bank was $2,250,000

         Long Term Debt

         Long-term debt at May 31, 2000 and 1999 was as follows:

                                                                              2000                    1999
                                                                              ----                    ----

         Note payable to affiliate, due 2001                               $   500,000               $      ---

         Variable Rate Term Loan under Credit Agreement                      2,250,000             -  2,500,000
                                                                           -----------            -------------
                                                                             2,750,000                2,500,000
         Less: current portion of long-term debt                                   -0-                2,500,000
                                                                           -----------            --------------
         Long-term debt                                                     $2,750,000              $       -0-
                                                                            ==========            ==============


          As of May 31, 2000, the Company owed National Medical Health Card Systems, Inc. ("Health Card") a company affiliated with the Company's Chairman of the Board, $500,000 pursuant to a promissory note, dated May 31, 2000, made payable by the Company to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9 1/2%; interest on such note is payable quarterly and such note is due on June 1, 2001. (See Note 6.)

         Maturities of long term debt at May 31, 2000 are as follows:

                2001     $        ---
                2002          500,000
                2003        2,250,000
                           ----------
                           $2,750,000

NOTE 4 - INCOME TAXES

         The income tax expense is comprised of the following:

                                                                                 Year ended May 31,
                                                                                 2000              1999
                                                                                 ----              ----
         Current

                  Federal                                                    $    ---          $    ---
                  State                                                        22,000            18,177

         Deferred - Federal and state                                         167,158           153,000
                                                                              -------           -------
                                                                             $189,158          $171,177


         The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                                 Year ended May 31,
                                                                                 2000              1999
                                                                                 ----              ----

         Statutory U.S. federal tax rate                                         34.0%             34.0%
         State taxes                                                             10.8               4.7
         Net operating loss carryforwards                                      (318.3)            (97.4)

         Impact of changes in items giving rise to deferred taxes:

             Depreciation and amortization                                      369.0             151.2
             Deferred revenue                                                     4.3              (2.9)
             Other                                                              (6.70)             (7.9)
                                                                                ------            ------
                                                                                 93.1%             60.1%
                                                                                ======            ======

         As of May 31, 2000 and 1999 depreciation and amortization gave rise to deferred tax liabilities of $2,380,000 and $1,630,000, respectively. Allowance for doubtful accounts, employee benefit accruals, deferred gains, net operating loss carryforwards and contribution carryovers gave rise to deferred tax assets of, $1,677,842 and $1,095,000, respectively. These amounts are presented net in the consolidated balance sheet as of May 31, 2000 and 1999, as a noncurrent deferred tax liability.

         At May 31, 2000, the Company had net operating loss carryforwards for tax purposes of $2,645,305, expiring at various dates through 2020.

NOTE 5- COMMITMENTS AND CONTINGENCIES

         Lease Agreements

          The  Company  leases  office  space  at 26  Harbor  Park  Drive,  Port
          Washington, New York 11050 ("the Facility") from BFS Realty LLC ("BFS"), an affiliate of the Company's Directors (see Note 6). The Company paid rent in the amount of $694,943 and $661,860 to BFS for the years ended May 31, 2000 and May 31, 1999, respectively.

          The Company has obligations to pay rental expense in connection with six sale/leaseback transactions. The rental expenses amounted to approximately $1,956,200 and $1,000,800 for the years ended May 31, 2000 and 1999 respectively. (See Note 8)

          Total office space and equipment rental expense under all operating leases amounted to approximate $3,669,000 and $2,492,000 in fiscal 2000 and 1999, respectively.

          Future minimum lease payments for all non cancellable operating leases at May 31, 2000 are as follows:

                                                                      Amount
                  Year ending May 31,
                           2001                                      $2,975,274
                           2002                                       2,331,945
                           2003                                       1,266,541
                           2004                                         714,798
                           2005                                         238,266
                           Thereafter                                       ---
                                                                     ----------

                                                                     $7,526,824

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

         In October 1998, the Company and Provider Solutions Corporation ("Provider") entered into an agreement (the "Agreement") whereby the parties contemplated the formation of a joint venture to operate a data processing service bureau in New York to supply services to the domestic home health care industry. The Company provides such services through its wholly-owned subsidiary, Pro-Health Systems, Inc. ("Pro-Health"). Pursuant to the Agreement, Provider conveyed certain software to the Company. The Agreement provides for a purchase price of $500,000, payable in certain installments as provided in the Agreement. As of May 31, 2000, the Company has paid approximately $350,000 to Provider on account of the purchase price.

          On October 19, 1999, the Company and Pro-Health brought an action, Sandata, Inc. and Pro-Health Systems, Inc. v. Provider Solutions Corporation, Michael Milvain and Charlotte Fritchie, in Supreme Court, New York County, Index No. 99-26033, based on breach of contract, fraudulent misrepresentation and other causes of action, demanding damages of approximately $10,000,000 (the "State Action").

          On October 22, 1999, Provider brought a Federal Action in the United States District Court, Eastern District (the "Federal Action"), seeking to enjoin the Company and Provider from (i) hiring certain named employee defendants; (ii) soliciting any present or former employees of Provider; and (iii) using, without Providers permission, any trade secret or other proprietary information belonging to Provider. The Federal Action also sought to (i) enjoin employees from divulging to the Company, Provider or any other third party, any trade secret or other proprietary information; and (ii) accepting employment from the Company, Provider or any other customer or competitor of Provider. The amended complaint ultimately served on the Company and Provider on March 31, 2000 demanded judgment against defendants of a permanent injunction and damages against the Company and Provider for total amounts ranging from $10,000,000 to $15,000,000. The State Action was removed and consolidated into the Federal Action.

          Sandata and Pro-Health asserted various counterclaims in the Federal Action demanding damages of $10,000,000 based upon claim of Declaratory Judgment, Imposition of Constructive Trust, Breach of Contract, Unfair Competition, Interference with Business Relations and Economic Advantage and Injunction. The State Action was removed and later consolidated into the Federal Action.

         To date, substantial discovery has taken place and is continuing. Discovery is expected to be completed by January 2, 2001. The Company has asserted claims and defenses against Provider and intends to continue its prosecution of its claims and vigorously defend all claims against it. Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of this litigation. In the event that the Company were not to prevail in this litigation, the Company could be required to pay significant damages to Provider and could be enjoined from taking those certain actions specified above. A negative outcome in the Provider litigation could have a material adverse affect on the Company, including, but not limited to, its business operations and financial condition.

         Employment and Deferred Compensation Agreements

         On February 1, 1997 the Company and its Chairman ("Mr. Brodsky") entered into an employment agreement for a five year term (the "Brodsky Employment Agreement"). Among other things, the Brodsky Employment Agreement provides compensation at the annual rate of $500,000 or a lesser amount if mutually agreed. The Brodsky Employment Agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal years ended May 31, 2000 and 1999 and has signed waivers evidencing his agreement to such reductions.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

         a. On June 1, 1994, BFS Sibling Realty, Inc. ("BSRI") formerly known as Brodsky Sibling Realty, Inc., a company affiliated with certain of the Company's Directors, borrowed $3,350,000 in the form of Industrial Development Revenue Bonds ("Bonds") to finance costs incurred in connection with the acquisition of the Company's Facility from the Nassau County Industrial Development Agency ("NCIDA"), and for renovating and equipping the Facility. These Bonds were subsequently purchased by a bank (the "Bank"). The aggregate cost incurred by BSRI in conjunction with such acquisition, renovation and equipping was approximately $4,377,000. In addition, the Company incurred approximately $500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. The Bonds bore interest at prime plus 3/4 of 1% until August 11, 1995, at which time the interest rate became fixed at 9% for a five-year term through September 1, 2000. At that time, the interest rate will be adjusted to a rate of either prime plus 3/4 of 1%, or the applicable fixed rate if offered by the Bank. As a condition to the issuance of the Bonds, the NCIDA obtained title to the Facility which it then leased to BSRI.

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

               b.TheCompany derives revenue from Health Card for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card, amounted to approximately $1,753,000 and $1,765,000 for the years ended May 31, 2000 and 1999, respectively. At May 31, 2000, the Company was owed approximately $191,000 by such affiliate, which was received in full subsequent to May 31, 2000.

         As of June 1, 1998, Health Card hired 11 employees of Sandsport in order to provide development, enhancement, modification and maintenance services, previously provided by Sandsport. Sandsport was paid $208,000 in consideration of Sandsport's waiving certain rights relative to such employees. In addition, Sandsport began leasing certain computer equipment to Health Card for $2,000 per month as well as computer hardware for its data processing center at a monthly cost of $20,000 from Sandsport pursuant to a verbal agreement. Currently the Company is leasing computer equipment to Health Card at a monthly cost to Health Card of $39,800. Sandsport is expected to continue to provide to Health Card consulting services related to Health Card's information systems.

          The Company is also indebted under a note payable to Health Card, as discussed in Note 3.

         c. The Company makes various lease payments to affiliates of the Company's Chairman. The payments are for: equipment rental, which was $393,903 and $387,346 in fiscal 2000 and 1999, respectively, and rent for the Facility which was $694,943 and $661,860 in fiscal 2000 and 1999, respectively.

         d. Medical Arts Office Services, Inc. ("MAOS"), a company which the Company's Chairman of the Board is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. For the fiscal years ended May 31, 2000 and 1999 the total payments made by the Company to MAOS were $399,592 and $193,934, respectively.

         e. At May 31, 1998, the Company was owed approximately $120,000 from a company affiliated with the officers of the Company which was converted to a promissory note for the balance due. The note is payable in 24 monthly payments with interest at 8% commencing September 1, 1997. The Company deferred principal payments from April, 1998 to October, 1998, at which time principal and interest payments resumed. At May 31 1999, the Company was owed approximately $42,000, on such note which was fully repaid within the year ended May 31, 2000.

         f. The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. On October 31, 1997 and November 30, 1997, respectively, the Company acquired a loan receivable for an aggregate of $300,000 from a third party (a portion of which was acquired from an affiliate of the Company's Chairman), due from the Federation. Such loan receivable is secured by accounts receivable due to the Federation. Shortly following the Company's acquiring such receivable, the Federation filed for bankruptcy protection. The bankruptcy was subsequently dismissed. The Company has filed, among other things, claims representing monies owed to the Company with respect to the loan and the receivables. At May 31, 2000, the Company had written off the $300,000 loan receivable in addition to $47,296 for services rendered by the Company owed by the Federation against a reserve established in prior years for these amounts.

          g. During the fiscal year ended May 31, 2000 and 1999 the Company paid an aggregate of $36,404 and $44,440, respectively on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

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

         b.   Stock Based Compensation

         On February 4, 2000, the Company granted 25,000 shares of Common Stock with a fair market value of $31,650 to the Company's Chairman as a bonus for services to the Company. As such, the Company has recorded a change to its operation for this amount for the year ended May 31, 2000.

        c.   Stock Options

          The Company has stock options outstanding under three stock option plans.

         At May 31, 2000, there were 2,536 options granted at an exercise price of $1.88 outstanding under an incentive stock option plan adopted in October 1984 and subsequently amended. Options granted under this plan were granted at exercise prices not less than fair market value on the date of grant. Options outstanding under this plan expire in 2001. No additional options may be granted under this plan.

         At May 31, 2000, there were no options outstanding under a nonqualified stock option plan adopted in November, 1986 and subsequently amended. No additional options may be granted under this plan.

         At May 31, 2000, there were also 590,500 incentive options outstanding under a stock option plan adopted in January 1995, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that options be granted at exercise prices not less than the fair market value at the date of grant, over a ten-year period. All options outstanding under this plan are exercisable at May 31, 2000 at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.

         Summary information with respect to the stock option plans follows:

                                                       Range of                 Outstanding      Outstanding
                                                       exercise                     options          options
                                                       prices ($)                   granted       exercisable
                                                     -------------              ---------------  ------------
              Balance, May 31, 1998                  1.38 - 2.61                    593,870          593,870
              Granted                                1.41 - 3.00                    914,250          640,810
              Cancelled                                                             (28,540)         (28,540)
              Exercised                              1.38 - 2.61                   (521,334)        (521,334)
                                                                                   ---------        ---------
              Balance, May 31, 1999                  1.41 - 3.00                    958,246          684,806
              Granted                                1.31 - 3.00                    682,977          177,965
              Cancelled                                                            (117,321)         (12,900)
                                                                                   ---------         --------
              Balance                                1.31 - 3.00                  1,523,902          849,871
                                                                                  =========          =======

         On July 14, 1997, the Company filed a Registration Statement on Form S-8 relative to reofferings of shares of Common Stock of the Company which may be acquired pursuant to stock option plans.

         On July 14, 1998, the Chairman, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $120,658 during the fiscal year ending May 31, 2000. As of May 31, 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,746,145.

         In October 1998, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares from 3,000,000 to 6,000,000.

         In October 1998, the Company adopted a stock option plan, reserving 1,000,000 shares of common stock for grant under the plan. Stock options granted under the plan may be either statutory or non-statutory. As of May 31, 2000, an aggregate of 930,860 statutory stock options were granted under the plan and vest over three to six-year periods. Additionally, in October 1998, the Company granted certain directors of the Company non-statutory stock options to purchase an aggregate of 20,000 shares of the Company's common stock at an exercise price of $3.00. These options vest immediately and are exercisable over a five-year period.

         In December 1998, the Company granted 520,500 incentive options to certain officers of the Company under a stock option plan adopted in January 1995 at an exercise price of $1.41 per share. These options vest immediately and are exercisable over a five-year period.

         In February 2000, the Company granted its Chairman incentive stock options to purchase an aggregate of 350,000 shares at an exercise price of $1.31. These options vest and are exercisable over a five year period.

         In April 2000, the Company granted certain directors of the Company non-statutory stock options to purchase an aggregate of 72,000 shares at an exercise price of $3.00. These options vest and are exercisable over a six year period.

         In April 2000, the Company granted its President incentive stock options to purchase an aggregate of 100,000 shares at an exercise price of $3.00. These options vest over a three year period and are exercisable over a seven year period.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock option plans under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2000 and 1999.

         ASSUMPTION

                                                                         May 31,
                                                                   2000               1999
                                                                   ----               ----
         Risk free rate                                       5.790 - 6.440%     4.33% - 6.74%
         Dividend yield                                                  .00               .00
         Volatility factor of the expected market price of the        1.1537              .809
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

         For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense over the vesting period of the options. The Company's pro forma income (loss) is as follows:

                                                          Years ended May 31,
                                                          2000           1999
                                                          ----           ----

         Pro forma net (loss) income                   $($92,036)       $40,535
         Pro forma net (loss) income per share         $    (.04)       $   .02

         The weighted average fair value of options granted during the years ended May 31, 2000 and 1999 were $1.29 and $.94, respectively, for shares granted. The weighted average remaining contractual life of options exercisable at May 31, 2000 is 5 years. The exercisable prices range from 1.31 to $3.00 for options outstanding as of May 31, 2000.

NOTE 8 - SALE/LEASEBACK TRANSACTIONS

         The Company is a party to various sale/leaseback transactions involving certain fixed assets. Gains on these transactions have been deferred and are being recognized over the lives of the related leases, ranging from thirty-six (36) to sixty (60) months. Approximately $401,000 and $216,000 of the deferred gains were recognized in fiscal 2000 and 1999, respectively. Included in these amounts are the effects of sale/leaseback transactions entered into fiscal 2000 and 1999, as follows:

         In January 1998, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $515,000, were sold for $700,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $62,000 and $62,000 of the deferred gain was recognized for fiscal 2000 and 1999, respectively.

         In January 1999, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $830,000, were sold for $1,100,000. The resulting gain of approximately $270,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $90,000 and $30,000 of deferred gain was recognized for fiscal 2000 and 1999, respectively. An unaffiliated third party purchased the residual rights in such lease.

         In May 1999, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and equipment). The fixed assets, which had a net book value of approximately $896,000 were sold for $1,100,000. The resulting gain of approximately $204,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. The sale proceeds, which are shown as Other receivable in the financial statements, were received in June 1999. Approximately $68,000 of deferred gain was recognized for fiscal 2000. An unaffiliated third party purchased the residual rights in such lease.

         In October 1999, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $895,000, were sold for $1,115,000. The resulting gain of approximately $220,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $49,000 of the deferred gain was recognized for fiscal 2000. An unaffiliated third party purchased the residual rights in such lease.

         In January 2000, the Company consummated a sale/leaseback of certain fixed assets (principally computer hardware, software and equipment). The fixed assets, which had a net book value of approximately $442,000, were sold for $561,000. The resulting gain of approximately $119,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $13,000 of deferred gain was recognized for fiscal 2000. An unaffiliated third party purchased the residual rights in such lease.

         In February 2000, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and equipment). The fixed assets, which had a net book value of approximately $237,000 were sold for $277,000. The resulting gain of approximately $40,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $3,000 of deferred gain was recognized for fiscal 2000. An unaffiliated third party purchased the residual rights in such lease.

NOTE 9 - RETIREMENT PLAN

         The Company has a 401(k) savings plan covering all eligible employees in which the Company matches a portion of the employees' contribution. The amount of this match was $31,296 and $23,259 in fiscal years 2000 and 1999, respectively.

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

Date: August 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Bert E. Brodsky
         Bert E. Brodsky, Chairman, Treasurer, Director

Date: August 25, 2000

By   /s/ Hugh Freund
         Hugh Freund, Executive Vice President, Secretary, Director

Date: August 25, 2000


By   /s/ Gary Stoller
         Gary Stoller, Executive Vice President, Director

Date: August 25, 2000


By   /s/ Paul J. Konigsberg
         Paul J. Konigsberg, Director

Date: August 25, 2000


By   /s/ Ronald L. Fish
         Ronald L. Fish, Director

Date: August 25, 2000