Form 10QSB
period 2000-08-31
SANDATA INC
filed 2000-10-16
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period year ended August 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission file number        0-14401

                                  SANDATA, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

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

Yes        X               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common equity, as of October 12, 2000 was 2,506,473 shares.

         Transitional Small Business Disclosure Format  (check one):

Yes                        No       X

                                      INDEX
                                                                       Page

PART I        -   FINANCIAL INFORMATION

Item 1        -   FINANCIAL STATEMENTS:

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  at August 31, 2000 (unaudited)and May 31, 2000        3-4

                  UNAUDITED CONSOLIDATED CONDENSED
                  STATEMENTS OF OPERATIONS for the three
                  months ended August 31, 2000 and  August 31, 1999     5

                  UNAUDITED CONSOLIDATED CONDENSED
                  STATEMENTS OF CASH FLOWS for the three
                  months ended August 31, 2000 and August 31, 1999      6

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS                                  7-10

Item 2        -   MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION                         11-13

PART II       -   OTHER INFORMATION                                     14

Item 1        -   LEGAL PROCEEDINGS                                     14

Item 2        -   CHANGES IN SECURITIES                                 14

Item 3        -   DEFAULTS UPON SENIOR SECURITIES                       14

Item 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                               14

Item 5        -   OTHER INFORMATION                                     14

Item 6        -   EXHIBITS AND REPORTS ON FORM 8-K                      14-18




                         SANDATA, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                 UNAUDITED          AUDITED
                                                                                August 31,          May 31,
                                                                                   2000              2000

ASSETS:

CURRENT ASSETS
       Cash and cash equivalents                                              $   605,889            $  1,229,718
       Accounts receivable, net of allowance for doubtful
           accounts of $461,000 at August 31, 2000 and
           $448,000 at May 31, 2000                                             2,058,545               2,308,901
       Receivables from affiliates                                                728,217                 405,732
       Inventories                                                                 45,067                  17,165
       Prepaid expenses and other current assets                                  247,920                 413,119
                                                                                ---------               ---------

TOTAL CURRENT ASSETS                                                            3,685,638               4,374,635

FIXED ASSETS, NET                                                               9,158,855               8,911,655

OTHER ASSETS
       Notes receivable                                                           123,189                 126,221
       Cash surrender value of officer's life insurance,
           security deposits and other                                            828,843                 832,988
                                                                                ---------                --------

TOTAL ASSETS                                                                  $13,796,525            $ 14,245,499
                                                                              ===========            ============


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                      CONSOLIDATED CONDENSED BALANCE SHEET
                                                                                UNAUDITED             AUDITED
                                                                                August 31,            May 31,
                                                                                  2000                  2000

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
       Accounts payable and accrued expenses                                    $ 2,172,567           $ 2,580,143
       Notes payable                                                                100,000                   ---
       Deferred/unearned revenue                                                     31,649                38,848
       Deferred income                                                              304,788               322,678
                                                                                -----------           -----------

TOTAL CURRENT LIABILITIES                                                         2,609,004             2,941,669

LONG TERM DEBT                                                                    2,650,000             2,750,000
DEFERRED INCOME                                                                     244,186               315,253
DEFERRED INCOME TAXES                                                               747,648               702,158
                                                                                -----------             ---------

TOTAL LIABILITIES                                                                 6,250,838             6,709,080
                                                                                -----------             ---------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common stock                                                                   2,506                 2,506
       Additional paid in capital                                                 5,803,704             5,803,704
       Retained earnings                                                          3,259,136             3,249,868
       Notes receivable - officers                                               (1,519,659)           (1,519,659)
                                                                                 -----------          ------------

TTOTAL SHAREHOLDERS'EQUITY                                                        7,545,687             7,536,419
                                                                                ------------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY                                       $13,796,525           $14,245,499
                                                                                ===========           ===========





            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                               THREE MONTHS ENDED
                                                                                                   AUGUST 31,
                                                                                            2000                1999
                                                                                            ----                ----

REVENUES:

       Service fees                                                                      $4,429,140          $4,074,124
       Other income                                                                          93,668              88,016
       Interest income                                                                       48,608              40,329
                                                                                        -----------          ----------
                                                                                          4,571,416           4,202,469
                                                                                        -----------          ----------
COSTS AND EXPENSES:
       Operating                                                                         2,617,400            2,593,738
       Selling, general and administrative                                               1,178,530              938,359
       Depreciation and amortization                                                       663,955              572,703
       Interest expense                                                                     51,265               48,120
                                                                                        -----------          ----------

TOTAL COSTS AND EXPENSES                                                                  4,511,150           4,152,920
                                                                                        -----------         -----------
Earnings from operations before income taxes                                                 60,266              49,549

       Income tax expense                                                                    50,998              20,515
                                                                                      -------------         -----------
NET EARNINGS                                                                          $       9,268          $   29,034
                                                                                      =============         ===========

BASIC EARNINGS PER SHARE                                                              $         .00          $      .01
                                                                                      -------------         -----------

DILUTED EARNINGS PER SHARE                                                            $         .00          $      .01
                                                                                      -------------         -----------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                         SANDATA, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                     THREE MONTHS ENDED
                                                                                          AUGUST 31,
                                                                                  2000               1999
                                                                                  ----               ----
Cash flows from operating activities:
Net earnings                                                                    $  9,268             $  29,034
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                             663,955               572,703
       Gain on the disposal of fixed assets                                        3,893                   ---
       Increase (decrease) in allowance for doubtful accounts                     13,000               (81,235)
       Decrease in deferred income                                                (7,199)              (83,847)
       (Decrease) increase of deferred revenue                                   (88,957)              111,495
       Decrease in operating assets                                              381,830             1,322,307
       Decrease in operating liabilities                                        (407,576)           (1,092,315)
       Increase in deferred income tax                                            45,490                   ---
                                                                                --------            -----------

Net cash provided by operating activities                                        613,704               778,142
                                                                                 -------               -------

Cash flows from investing activities:
       Purchases of fixed assets                                                (915,048)           (1,836,460)
       (Increase) decrease in receivables from affiliates                       (322,485)              439,258
                                                                                ---------           ----------

Net cash used in investing activities                                         (1,237,533)           (1,397,202)
                                                                               ----------           -----------
Cash flows from financing activities:
       Proceeds from note payable                                                100,000                   ---
       Proceeds from line of credit                                                  ---               600,000
       Principal payments on line of credit                                     (100,000)             (700,000)
                                                                               ----------           -----------

Net cash used in financing activities                                                ---              (100,000)
                                                                               ----------           -----------
       Decrease in cash and cash equivalents                                    (623,829)             (719,060)
       Cash and cash equivalents at beginning of period                        1,229,718             1,533,576
                                                                              ----------            -----------
       Cash and cash equivalents at end of period                             $  605,889          $    814,516
                                                                              ==========            ===========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                         SANDATA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet at August 31, 2000, the Consolidated Condensed Statements of Operations for the three month period ended August 31, 2000 and 1999 and the Consolidated Condensed Statement of Cash Flows for the three month period ended August 31, 2000 and 1999 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at August 31, 2000 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000. Results of Operations for the period ended August 31, 2000 are not necessarily indicative of the operating results expected for the full year.

2.      NOTES PAYABLE

At August 31, 2000, the Company owed a third party $100,000 pursuant to a promissory note, dated June 9, 2000, made payable by the Company to the order of such third party in the original amount of $100,000 plus interest at a rate of 9 1/2%; interest on such note is payable quarterly and such note is due on June 9, 2001. The note was subsequently paid in full in September 2000.

3.       RELATED PARTY TRANSACTIONS

The Company entered into an agreement in November, 1996 with an affiliate of the Company's Chairman of the Board, the Nassau County Industrial Development Agency ("NCIDA") and a bank (the "Agreement"). In connection with the Agreement, the affiliate assumed all of the Company's obligations under a lease with the NCIDA and entered into a sublease with the Company for its facility. The Company conveyed to the affiliate the right to become owner of the facility upon expiration of the lease. In addition, pursuant to a sublease, the Company has assumed certain obligations owed by the affiliate to the NCIDA under the lease. The affiliate has indemnified the Company with respect to certain obligations relative to the lease and the Agreement. The Company made rent payments for its facility amounting to $140,900 and $170,190 for the three months ended August 31, 2000 and 1999, respectively. The reduction is the result of a verbal agreement between the Company and the affiliate to reduce the rent $150,000 on an annual basis effective June 1, 2000. A written amendment to the sublease is being prepared.

The Company makes various lease payments to affiliates of the Company's Chairman of the Board. The payments for equipment rental amounted to $98,590 and $98,316 for the three months ended August 31, 2000 and 1999, respectively.

The Company derives revenue from National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman of the Board, for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to $597,638 and $444,165 for the three months ended August 31, 2000 and 1999, respectively. At August 31, 2000, the Company was owed $470,452 by Health Card, which was paid in full in September 2000.

At August 31, 2000, the Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000, made payable by the Company to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9-1/2%, payable quarterly. The note, which was originally due and payable on June 1, 2001, was subsequently amended to extend such due date to September 1, 2001. At August 31, 2000, the Company owed interest of $11,875 to Health Card which has been paid subsequently.

Medical Arts Office  Services,  Inc.  ("MAOS"),  a company  which the  Company's
Chairman of the Board is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. For the three months ended August 31, 2000 and 1999, the total payments made by the Company to MAOS were $59,434 and $59,034, respectively.

4.       NET EARNINGS PER COMMON SHARE

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

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,506,475 at August 31, 2000 and 2,481,481 at August 31, 1999. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows:
2,707,617 at August 31, 2000 and 2,491,498 at August 31, 1999.

Options to purchase 717,944 shares of common stock in the calendar year 2000 were outstanding at August 31, 2000 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.

5.       SHAREHOLDERS' EQUITY

The Company has stock options outstanding under three stock option plans as follows:

Employees' Incentive Stock Option Plan (the "1984 Plan")-

At August 31, 2000, there were 2,536 options outstanding under the 1984 Plan. Options granted under the 1984 Plan were granted at exercise prices not less than fair market value on the date of grant. Options outstanding expire in 2001 and no additional options may be granted under the 1984 Plan.

1995 Stock Option Plan (the "1995 Plan")-

At August 31, 2000, there were 590,500 incentive options outstanding under the 1995 Plan, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant. Options granted under the 1995 Plan were granted at exercise prices not less than the fair market value at the date of grant. All options outstanding under the 1995 Plan are currently exercisable at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.

1998 Stock Option Plan (the "1998 Plan")-

At August 31, 2000, there were 921,414 incentive options outstanding under the 1998 Plan, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant. All options outstanding under the 1998 Plan vest over three to six year periods and are exercisable at prices ranging from $1.31 to $3.00 per share over periods of five and ten years from date of grant. At August 31, 2000 there are 269,295 shares currently exercisable.

On July 14, 1998, the Company's Chairman of the Board, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock under the 1998 Plan at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $160,600 during the three months ended August 31, 2000. At August 31, 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,618,948.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues were $4,571,416 for the three months ended August 31, 2000 as compared to $4,202,469 for the three months ended August 31, 1999, an increase of $368,947 or 8.8%.

Service fee revenue for the three months ended August 31, 2000 was $4,429,140 as compared to $4,074,124 for the three months ended August 31, 1999, an increase of $355,016 or 8.7%. The increase is primarily attributable to a change in the pricing structure in the SHARP and SanTrax(R) products and an increase in new installations in SandataNET(R).

Other income for the three months ended August 31, 2000 was $93,668, as compared to $88,016 for the three months ended August 31, 1999 The increase is attributable to the income recognized on sales/leaseback transactions.

Expenses Related to Services

Operating expenses were $2,617,400 for the three months ended August 31, 2000 as compared to $2,593,738 for the three months ended August 31, 1999 an increase of $23,662 or 0.9%. Costs associated with payroll and related expenses and equipment rental payments, were primarily stable during these periods.

Selling, general and administrative expenses were $1,178,530 for the three months ended August 31, 2000, as compared to $938,359 for the three months ended August 31, 1999, an increase of $240,171 or 25.6%. The increase was primarily due to increases in consulting, payroll and commission expenses relative to increased efforts to increase sales in the SanTrax and SandataNET product lines.

Depreciation and amortization expense increased $91,252 to $663,955 for the three months ended August 31, 2000 as compared to $572,703 for the three months ended August 31, 1999. The increase was primarily attributable to fixed asset additions, including computer hardware and software capitalization costs in connection with ongoing computer system upgrades.

Interest expense was $51,265 for the three months ended August 31, 2000 as compared to $48,120 for the three months ended August 31, 1999. The increase was a result of increased borrowings on the Company's Credit Agreement.

Income Tax Expenses

Income tax expense for the three months ended August 31, 2000 was $50,998 as compared to $20,515 for the three months ended August 31, 1999. The increase is due to the tax treatment of software development costs, depreciation and amortization, and revenues from sales/leaseback transactions, offset by net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased at August 31, 2000 to $605,889 as compared to $1,229,718 at May 31, 2000. The decrease is primarily due to the acquisition of fixed assets, an increase in amounts owed to the Company by affiliates, and a decrease in accounts payable, slightly offset by a reduction in accounts receivable.

The Company's receivables from affiliates increased at August 31, 2000 to $728,217 as compared to $405,732 at May 31, 2000. The increase was mainly attributable to a timing difference between the monthly invoicing to an affiliate and the receipt of payment, which was later than normal.

The Company's working capital decreased at August 31, 2000 to $1,076,634, as compared with $1,432,966 at May 31, 2000. This was due primarily to the decrease in cash described above.

For the three months ended August 31, 2000, the Company spent approximately $911,000 in fixed asset additions, including (i) computer hardware and software for upgrades and new installations and (ii) software capitalization costs in connection with new product development. The Company expects the current levels of capital expenditures to continue.

On July 14, 1998, the Company's Chairman of the Board, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock under the 1998 Plan at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $160,600 during the three months ended August 31, 2000. At August 31, 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,618,948.

On April 18, 1997, the Company's wholly owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), entered into a revolving credit agreement (the "Credit Agreement") with a bank (the "Bank") which allows Sandsport to borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement which expired on March 1, 2000 has been amended by the Bank to permit Sandsport to borrow amounts up to $4,500,000 until February 14, 2003. Interest accrues at the same rate as the original Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). The collateral for the facility is a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman of the Board. All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement. The Group's guaranty to the bank was modified to conform covenants to comply with those in the Credit Agreement.

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 2000, the Group failed to meet the net worth covenant, and the Bank granted the Group a waiver. At August 31, 2000, the outstanding balance on the Credit Agreement with the Bank was $2,150,000

At August 31, 2000, the Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000, made payable by the Company to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9-1/2%, payable quarterly. The note, which was originally due and payable on June 1, 2001, was subsequently amended to extend such due date to September 1, 2001. At August 31, 2000, the Company owed interest of $11,875 to Health Card which has been paid subsequently.

At August 31, 2000, the Company owed a third party $100,000 pursuant to a promissory note, dated June 9, 2000, made payable by the Company to the order of such third party in the original amount of $100,000 plus interest at a rate of 9 1/2%; interest on such note is payable quarterly and such note is due on June 9, 2001. The note was subsequently paid in full in September 2000.

The Company believes the results of its continued operations, together with the available credit line, should be adequate to fund presently foreseeable working capital requirements.

                         SANDATA, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS:

Reference  is made to Form 10-KSB for the fiscal year ended May 31, 2000 "Part I
Item 3 - Legal Proceedings"

Item 2 - CHANGES IN SECURITIES:

During the fiscal quarter ended August 31, 2000, the Company granted incentive stock options to employees under the 1998 Stock Option Plan (the "Plan") to purchase up to 14,248 shares of common stock for $3.00 per share. Such options vest over a three year period commencing upon the completion of one year of employment with the Company and terminate after five years. At August 31, 2000 an aggregate of 921,414 options have been granted under the Plan.
Item 3  - DEFAULTS UPON SENIOR SECURITIES:

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

                  4.7                       Revolving  Credit  Agreement  dated as of  April 18, 1997  by and among
                                            Sandsport Data Services, Inc. and Marine Midland Bank (3)

                  4.8                       Second Amendment dated as of February 14, 2000 to
                                            Revolving Credit Agreement by and among Sandsport Data
                                            Services, Inc. and HSBC Bank USA (6)

                  4.9                       Letter, dated October 13, 2000, from HSBC Bank USA to Sandsport Data Services, Inc.

                  10.1                      Software License  Agreement and Distribution  Agreement between Sandata
                                            Home Health Systems,  Inc. and Fastrack Healthcare Systems,  Inc. dated as of June 15, 1995 (1)

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

                  10.6                      Amendment to 1986  Non-statutory  Stock Option Plan dated April 4, 1989
                                            (1)

                  10.7                      1995 Stock Option Plan (1)

                  10.8                      1998 Stock Option Plan (5)

                  10.9                      Common Stock Purchase Warrants as issued to Bert E. Brodsky (1)

                  10.10                     Deferred  Compensation  Plan dated  May 1, 1992  between the Registrant and Bert E. Brodsky (1)

                  10.11                     Form of agreement  between  Sandsport  Data  Services,  Inc. and vendor agency (2)

                  10.12                     Form of agreement  between  Sandsport  Data  Services,  Inc. and vendor agency (2)

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

                  10.14                     Form of Subscription Agreement dated September 12, 1996 (2)

                  10.15                     Form of Common Stock Purchase Warrant ($5.00 Exercise Price) (2)

                  10.16                     Form of Common Stock Purchase Warrant ($7.00 Exercise Price) (2)

                  10.17                     Form of Redeemable Common Stock Purchase Warrant (2)

                  10.18                     Employment Agreement dated February 1, 1997 between
                                            the Registrant and Bert E. Brodsky (3)

                  10.19                     Form of Pledge Agreement (4)

                  10.20                     Form of Non-Negotiable Promissory Note (4)

                  10.21                     Stock Option  Agreement  dated December 10, 1998 between the Registrant and Bert E. Brodsky (6)

                  10.22                     Stock Option Agreement dated February 3, 2000 between the
                                            Registrant and Bert E. Brodsky (6)

                  10.23                     Stock Option Agreement dated April 15, 2000 between the
                                            Registrant and Stephen Davies (6)

                  10.24                     Promissory Note dated May 31, 2000 between National
                                            Medical Health Card Systems, Inc. and the Registrant (6)

                  10.25                     Amended  Promissory  Note dated May 31, 2000 between
                                            National  Medical Health Card Systems,  Inc. and the
                                            Registrant

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

(6) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SANDATA, INC.
                                      -------------------------------
                                                (Registrant)



Date:    October 13, 2000             By:  /s/ Bert E. Brodsky
     ---------------------            ------------------------
                                      Bert E. Brodsky
                                      Chairman of the Board
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer