Form 10QSB
period 2000-11-30
SANDATA INC
filed 2001-01-16
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2000

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

Yes               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's common stock, as of January 10, 2001 was 2,506,473 shares.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No   X

                                      INDEX
                                                                            Page

PART I  -   FINANCIAL INFORMATION

ITEM 1  -   FINANCIAL STATEMENTS:

            CONSOLIDATED CONDENSED BALANCE SHEETS                            3
            as of November 30, 2000 (unaudited)and May 31, 2000

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS        5
            for the three and six months
            ended November 30, 2000 and November 30, 1999

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS        6
            for the six months ended November 30, 2000 and November 30, 1999

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS             7

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       13

PART II -   OTHER INFORMATION                                               17

ITEM 1  -   LEGAL PROCEEDINGS                                               17

ITEM 2  -   CHANGES IN SECURITIES                                           17

ITEM 3  -   DEFAULTS UPON SENIOR SECURITIES                                 17

ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

ITEM 5  -   OTHER INFORMATION                                               18

ITEM 6  -   EXHIBITS AND REPORTS ON FORM 8-K                                18

                         SANDATA, INC. AND SUBSIDIARIES

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                     UNAUDITED           AUDITED
                                                                                    November 30           May 31
                                                                                       2000               2000
                                                                                       ----               ----

ASSETS:
CURRENT ASSETS
         Cash and cash equivalents                                               $   401,791           $ 1,229,718
         Accounts receivable, net of allowance for doubtful accounts
            of $484,000 and $448,000, respectively                                 1,929,249             2,308,901
         Receivables from affiliates                                                 623,207               405,732
         Other receivables                                                           548,343                   ---
         Inventories                                                                  18,123                17,165
         Prepaid expenses and other current assets                                   307,331               413,119
                                                                                     -------               -------

TOTAL CURRENT ASSETS                                                               3,828,044             4,374,635

FIXED ASSETS, NET                                                                  9,071,259             8,911,655

OTHER ASSETS

         Notes receivable                                                            120,333               126,221
         Cash surrender value of officer's life insurance,
            security deposits and other                                              836,891               832,988
                                                                                      -------              -------

TOTAL ASSETS                                                                     $13,856,527           $14,245,499
                                                                                 ===========           ===========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                         SANDATA, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  UNAUDITED               AUDITED
                                                                                  November 30,            May 31,
                                                                                    2000                   2000
                                                                                    ----                   ----

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
         Accounts payable and accrued expenses                                   $   2,043,193            $   2,580,143
         Deferred/unearned revenue                                                      42,088                   38,848
         Deferred income                                                               331,684                  322,678
                                                                                      --------                  -------
TOTAL CURRENT LIABILITIES                                                            2,416,965                2,941,669

LONG TERM DEBT                                                                       2,850,000                2,750,000
DEFERRED INCOME                                                                        257,684                  315,253
DEFERRED INCOME TAXES                                                                  778,361                  702,158
                                                                                       -------                  -------

TOTAL LIABILITIES                                                                    6,303,010                6,709,080
                                                                                      ---------               ---------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
         Common stock                                                                    2,506                    2,506
         Additional paid in capital                                                  5,803,704                5,803,704
         Retained earnings                                                           3,266,966                3,249,868
         Notes receivable-officers                                                  (1,519,659)              (1,519,659)
                                                                                      ---------                ---------


TOTAL SHAREHOLDERS' EQUITY                                                           7,553,517                7,536,419
                                                                                      ---------               ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $   13,856,527             $14,245,499
                                                                                 ==============             ===========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      NOVEMBER 30,                      NOVEMBER 30,
                                                                 2000                1999          2000             1999
                                                                 ----                ----          ----             ----
REVENUES:

       Service fees                                         $  4,523,115           $4,432,021    $8,952,255       $8,506,145
       Other income                                               90,724               98,604       184,392          186,620
       Interest income                                            46,911               39,929        95,519           80,258
                                                            ------------             --------    ----------       ----------
                                                               4,660,750            4,570,554     9,232,166        8,773,023
                                                               ---------            ---------     ---------        ---------

COSTS AND EXPENSES:
       Operating                                               2,732,176            2,876,549     5,349,576        5,470,287
       Selling, general and administrative                     1,111,536              970,951     2,290,066        1,909,310
       Depreciation and amortization                             695,262              614,172     1,359,217        1,186,875
       Interest expense                                           77,725               63,932       128,990          112,052
                                                                --------            ---------     ---------        ---------

TOTAL COSTS AND EXPENSES                                       4,616,699            4,525,604     9,127,849        8,678,524
                                                               ---------            ---------     ---------        ---------

EARNINGS FROM OPERATIONS BEFORE
INCOME TAXES                                                      44,051               44,950       104,317           94,499

       Income tax expense                                         36,221               18,230        87,219           38,745
                                                               ---------             --------     ---------        ---------

NET EARNINGS                                                $      7,830          $    26,720  $     17,098      $    55,754
                                                            ============          ===========  ============     ============

BASIC EARNINGS PER SHARE                                    $        .01          $       .01  $        .01      $       .02
                                                            ------------          -----------  ------------      -----------

DILUTED EARNINGS PER SHARE                                  $        .01          $       .01  $        .01      $       .02
                                                            ------------          -----------  ------------      -----------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         Sandata, Inc. and Subsidiaries

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                SIX MONTHS ENDED
                                                                                                  NOVEMBER 30,
                                                                                                 2000                  1999
                                                                                                 ----                  ----
Cash flows from operating activities:
Net earnings                                                                              $    17,098         $      55,754
Adjustments  to  reconcile  net  earnings  to net cash  provided  by  (used  in)
  operating activities:
     Depreciation and amortization                                                          1,359,217             1,186,875
     Gain on disposal of fixed assets                                                        (122,956)             (219,973)
     Increase in allowance for doubtful accounts receivable                                   (36,964)              (61,831)
     Increase (decrease) in deferred revenue                                                    3,240               (13,233)
     (Decrease) increase in deferred income                                                   (48,563)               40,060
     Decrease in operating assets                                                             523,431               880,705
     Decrease in operating liabilities                                                       (460,747)           (1,187,439)
                                                                                             --------            -----------

Net cash  provided by operating activities                                                  1,233,756               680,918
                                                                                            ---------             ---------
Cash flows from investing activities:
     Purchases of fixed assets                                                             (1,944,208)           (3,091,039)
     (Increase)decrease in receivables from affiliates                                       (217,475)              289,065
     Proceeds from sale/leaseback transaction                                                       0             1,115,000
                                                                                            ----------            ---------

Net cash used in investing activities                                                      (2,161,683)           (1,686,974)
                                                                                            ----------            ----------
Cash flows from financing activities:
     Proceeds from term loan                                                                  100,000
     Principal payments on term loan                                                         (100,000)                  ---
     Proceeds from line of credit                                                             200,000             1,800,000
     Principal payments on line of credit                                                    (100,000)           (1,600,000)
                                                                                             --------            -----------

Net cash provided by financing activities                                                     100,000               200,000
                                                                                             --------            ----------

     Decrease in cash and cash equivalents                                                   (827,927)             (806,056)
     Cash and cash equivalents at beginning of period                                       1,229,718             1,533,576
                                                                                          -----------             -----------
     Cash and cash equivalents at end of period                                           $   401,791          $    727,520
                                                                                          ===========          ============

Supplemental Disclosure of Non-Cash Transaction

On November 22, 2000, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and equipment) with Macrolease International Corporation. The fixed assets, which had a net book value of approximately $421,500, were sold for $548,300. The resulting gain of approximately $126,800 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. The sale proceeds, which are shown as other receivables in the financial statements, were received in December 2000.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         SANDATA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of November 30, 2000, the Consolidated Condensed Statements of Operations for the three and six month periods ended November 30, 2000 and 1999 and the Consolidated Condensed Statement of Cash Flows for the six month periods ended November 30, 2000 and 1999 have been prepared by Sandata, Inc. and subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of November 30, 2000 and for all periods presented have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000. Results of Operations for the period ended November 30, 2000 are not necessarily indicative of the operating results expected for the full year.

2.       RELATED PARTY TRANSACTIONS

The Company entered into an agreement in November, 1996 with an affiliate of the Company's Chairman of the Board (the "Affiliate"), the Nassau County Industrial Development Agency ("NCIDA") and a bank (the "Agreement"). In connection with the Agreement, the Affiliate assumed all of the Company's obligations under a lease with the NCIDA and entered into a sublease with the Company for its facility. The Company conveyed to the Affiliate the right to become owner of the facility upon expiration of the lease. In addition, pursuant to a sublease, the Company has assumed certain obligations owed by the Affiliate to the NCIDA under the lease. The Affiliate has indemnified the Company with respect to certain obligations relative to the lease and the Agreement. The Company made rent payments for its facility amounting to $140,320 and $281,220 for the three and six months ended November 30, 2000 as compared to $170,266 and $340,456 for the three and six month ended November 30, 1999. The reduction is the result of a verbal agreement between the Company and the Affiliate to reduce the rent $150,000 on an annual basis effective June 1, 2000.

The Company makes various lease payments to affiliates of the Company's Chairman of the Board. The payments for equipment rental amounted to $105,807 and $204,397 for the three and six months ended November 30, 2000 as compared to $98,407 and $196,723 for the three and six months ended November 30, 1999.

     The Company derives revenue from National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman of the Board, for providing data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to $701,555 and $1,260,579 for the three and six months ended November 30, 2000 as compared to $482,986 and $927,150 for the three and six months ended November 30, 1999. At November 30, 2000, the Company was owed $391,104 by Health Card.

At November 30, 2000, the Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000, made payable by the Company to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9-1/2%, payable quarterly. The note, which was originally due and payable on June 1, 2001, was subsequently amended to extend such due date to September 1, 2001 and amended by Second Amendment to extend such due date to March 31, 2002. At November 30, 2000 the Company owed interest of $3,956 to Health Card, which was subsequently paid.

Medical Arts Office Services, Inc. ("MAOS"), a corporation of which the Company's Chairman of the Board is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. The payments made by the Company to MAOS amounted to $84,141 and $143,574 for the three and six months ended November 30, 2000 as compared to $74,097 and $133,131 for the three and six months ended November 30, 1999.At November 30, 2000 the Company owed $22,933 to MAOS, which was subsequently paid.

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

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,506,473 and 2,481,476 at November 30, 2000 and 1999, respectively. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were 2,707,676 and 2,481,476 at November 30, 2000 and 1999, respectively.

Options to purchase 870,500 shares of common stock in the calendar year 2000 were outstanding at November 30, 2000 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.

4.       SALE/LEASEBACK TRANSACTION

On November 22, 2000, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and equipment) with Macrolease International Corporation. The fixed assets, which had a net book value of approximately $421,500, were sold for $548,300. The resulting gain of approximately $126,800 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. The sale proceeds, which are shown as other receivables in the financial statements, were received in December 2000.

5.       COMMITMENTS AND CONTINGENCIES

On October 19, 1999, the Company and Pro-Health Systems, Inc. ("Pro-Health") brought an action against Provider Solutions Corporation ("Provider"), Michael Milvain and Charlotte Fritchie, in Supreme Court, New York County, Index No. 99-26033, based on breach of contract, fraudulent misrepresentation and other causes of action, demanding damages of approximately $10,000,000 (the "State Action").

On October 22, 1999, Provider brought a federal action in the United States District Court, Eastern District (the "Federal Action"), seeking to enjoin the Company and Pro-Health from (i) hiring certain named employees; (ii) soliciting any present or former employees of Provider; and (iii) using, without Provider's permission, any trade secret or other proprietary information belonging to Provider. The Federal Action also sought to enjoin employees from (i) divulging to the Company, Pro-Health or any other third party, any trade secret or other proprietary information; and (ii) accepting employment from the Company, Pro-Health or any other customer or competitor of Provider. The amended complaint ultimately served on the Company and Pro-Health on March 31, 2000 demanded relief in the form of a permanent injunction and damages against the Company and Pro-Health for total amounts ranging from $10,000,000 to $15,000,000. The Complaint alleges claims of declaratory judgment, copyright infringement, breach of fiduciary duty, breach of contract, and misappropriation of trade secrets, among others. The State Action was removed and consolidated with the Federal Action.

The Company and Pro-Health asserted various counterclaims in the Federal Action, demanding damages of $10,000,000, seeking an injunction and declaratory judgment, and asserting claims based on, among other things, Imposition of Constructive Trust, Breach of Contract, and Unfair Competition.

To date, substantial discovery has taken place and is continuing. The Company has asserted claims and defenses against Provider and intends to continue its prosecution of its claims and to vigorously defend all claims against it.

Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of this litigation. If the Company were not to prevail in this litigation, the Company could be required to pay significant damages to Provider and could be enjoined from taking those certain actions specified above. In addition, a negative outcome in the Provider litigation could have a material adverse affect on the Company, including, but not limited to, its business, operations and financial condition.

The Company entered into an employment agreement with Stephen Davies effective October 17, 2000. Pursuant to this agreement, Mr. Davies has agreed to serve as President and Chief Operating Officer at an annual salary of $175,000, increasing to $200,000 on January 31, 2001. The agreement also provides for certain termination benefits, which, depending upon the reason for termination, can equal up to six months salary. In connection with his employment, the Company granted to Mr. Davies incentive stock options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $3.00 per share, with vesting periods ranging from December, 2000 to seven years.

6.       SHAREHOLDERS' EQUITY

The Company has stock options outstanding under four stock option plans as follows:

Employees' Incentive Stock Option Plan (the "1984 Plan")

At November 30, 2000, there were 2,536 options outstanding under the 1984 Plan. Options granted under the 1984 Plan were granted at exercise prices not less than fair market value on the date of grant. Options outstanding expire in 2001 and no additional options may be granted under the 1984 Plan.

1995 Stock Option Plan (the "1995 Plan")

At November 30, 2000, there were 590,500 incentive options outstanding under the 1995 Plan, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant. Options granted under the 1995 Plan were granted at exercise prices not less than the fair market value at the date of grant. All options outstanding under the 1995 Plan are currently exercisable at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.

1998 Stock Option Plan (the "1998 Plan")

At November 30, 2000, there were 965,958 incentive options outstanding under the 1998 Plan, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant. All options outstanding under the 1998 Plan vest over three to six year periods and are exercisable at prices ranging from $1.31 to $3.00 per share over periods of five and ten years from date of grant. At November 30, 2000 there were 354,125 options currently exercisable.

On July 14, 1998, the Company's Chairman of the Board, certain officers, directors and a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock under the 1998 Plan at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $160,600. At November 30, 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,653,493.

2000 Stock Option Plan (the "2000 Plan")

     On October 17, 2000 the Board of Directors approved the adoption of the 2000 Plan. The 2000 Plan was subsequently adopted by Shareholders at the Company's Annual Meeting on November 20, 2000. At November 30, 2000, there were 150,000 incentive options outstanding under the 2000 Plan, which provides for both incentive and nonqualified stock options and reserves 1,500,000 shares of common stock for issuance in connection with option grants. Options outstanding under the 2000 Plan vest over a seven-year period commencing December 31, 2000 and ending December 31, 2007 and are exercisable at $3.00 per share over a period of ten years from the date of grant. At November 30, 2000 there were no options currently exercisable.

2000 Restricted Stock Grant Plan

On September 1, 2000 the Board of Directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the Shareholders at the Company's Annual Meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the Board may impose, such as restrictions relating to length of service, corporate performance, or other restrictions. As of November 30, 2000 no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of Common Stock reserved for issuance in connection with grants made under the Stock Grant Plan.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on the recognition and disclosure of revenues. Adoption of SAB No. 101 is required by the fourth quarter of fiscal 2001. The Company is in the process of evaluating the effect adoption of SAB No. 101 will have on the Company's consolidated financial position and results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted this pronouncement.

                         SANDATA, INC. AND SUBSIDIARIES

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
           ----------------------------------------------------------


RESULTS OF OPERATIONS

Revenue

Revenues were $4,660,750 and $9,232,166 for the three and six months ended November 30, 2000 as compared to $4,570,554 and $8,773,023 for the three and six months ended November 30, 1999, increasing $90,196 and $459,143, respectively.

Service fee revenues were $4,523,115 and $8,952,255 for the three and six months ended November 30, 2000 as compared to $4,432,021 and $8,506,145 for the three and six months ended November 30, 1999, increasing $91,094 and $446,110 respectively. The increases are primarily attributable to a change in the pricing structure in the SHARP and SanTrax(R) products offset by some decreases in sales this quarter in SandataNET(R).

Other income was $90,724 and $184,392 for the three and six months ended November 30, 2000 as compared to $98,604 and $186,620 for the three and six months ended November 30, 1999, decreasing $7,880 and $2,228 respectively. The decrease is attributable to a reduction in income recognized on sale/leaseback transactions.

Expenses Related to Services

     Operating expenses were $2,732,176 and $5,349,576 for the three and six months ended November 30, 2000 as compared to $2,876,549 and $5,470,287 for the three and six months ended November 30, 1999, decreasing $144,373 and $120,711 respectively. The primary factors for the decreases in operating expenses were reductions in staff, which resulted in reductions in payroll and related expenses, and the expiration of certain equipment leases, which resulted in reduced equipment rental payments.

Selling, general and administrative expenses were $1,111,536 and $2,290,066 for the three and six months ended November 30, 2000, as compared to $970,951 and $1,909,310 for the three and six months ended November 30, 1999, an increase of $140,585 and $380,756 respectively. The increases were primarily due to increases in consulting, payroll and commission expenses relative to expanded efforts to increase sales in the SanTrax(R) and SandataNET(R) product lines, and certain royalties payable to MCI Communications Corporation.

Depreciation and amortization expenses were $695,262 and $1,359,216 for the three and six months ended November 30, 2000 as compared to $614,172 and $1,186,875 for the three and six months ended November 30, 1999, an increase of $81,090 and $172,341 respectively. The increases were primarily attributable to fixed asset additions, including computer hardware and software capitalization costs in connection with ongoing computer system upgrades.

Interest expenses were $77,725 and $128,990 for the three and six months ended November 30, 2000 as compared to $63,932 and $112,052 for the three and six months ended November 30, 1999 an increase of $13,793 and $16,938 respectively. This increase was a result of incurring indebtedness under the promissory note with Health Card and increased borrowings on the Company's revolving credit agreement.

Income Tax Expenses

Income tax expenses were $36,221 and $87,219 for the three and six months ended November 30, 2000 as compared to $18,230 and $38,745 for the three and six months ended November 30, 1999, an increase of $17,991 and $48,474 respectively. The increase is due to tax treatment of software development costs, depreciation and amortization, and revenues from sale/leaseback transactions, offset by net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased at November 30, 2000 to $401,791 as compared to $1,229,718 at May 31, 2000. The primary factors that contributed to this decrease were the acquisition of fixed assets and an increase in other receivables relating to the sale/leaseback transaction described in Note 4 to the financial statements included herein. Had the proceeds from such transaction been received prior to November 30, the decrease in cash would have been only approximately $279,000. The increases in fixed assets and other receivables were partially offset by decreases in both accounts receivable and accounts payable.

The Company's working capital decreased as of November 30, 2000 to $1,411,079, as compared with $1,432,966 at May 31, 2000. Although working capital has remained relatively stable, there was a slight decrease, due primarily to decreases in cash, described above.

For the six months ended November 30, 2000, the Company has spent approximately $1,944,000 in fixed asset additions, including (i) computer hardware and software for upgrades and new installations and (ii) software capitalization costs in connection with new product development. The Company expects the current levels of capital expenditures to continue.

On July 14, 1998, the Company's Chairman of the Board, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), a wholly owned subsidiary of the Company, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock under the 1998 Plan at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $160,600. At November 30, 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,653,493.

On April 18, 1997, Sandsport entered into a revolving credit agreement (the "Credit Agreement") with a bank (the "Bank") which allowed Sandsport to borrow amounts up to $3,000,000. Interest accrued on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, at the Bank's prime rate. The Credit Agreement required Sandsport to pay a commitment fee in the amount of $30,000 and a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement has been amended by the Bank to permit Sandsport to borrow amounts up to $4,500,000 and to extend the termination date to February 14, 2003. Interest accrues at the same rate as the original Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement, which pledge is secured by a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman of the Board. The Group's guaranty to the Bank was modified to include all indebtedness incurred by the Company under the amended Credit Agreement.

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 2000 the Group failed to meet these net worth and financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted any loans outstanding under the Credit Agreement become immediately due and payble, which may have an adverse effect on the Company's business, operations or financial condition. At November 30, 2000, the outstanding balance on the Credit Agreement with the Bank was $2,350,000.

At November 30, 2000, the Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000, made payable by the Company to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9-1/2%, payable quarterly. The note, which was originally due and payable on June 1, 2001, was subsequently amended to extend such due date to September 1, 2001 and amended by Second Amendment to extend such due date to March 31, 2002. At November 30, 2000 the Company owed interest of $3,956 to Health Card, which was subsequently paid.

The Company believes the results of its continued operations, together with the available credit line, should be adequate to fund presently foreseeable working capital requirements.

                         SANDATA, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS:

Reference is made to the information previously reported in "Part I - Item 3 - Legal Proceedings" of the Company's Form 10-KSB for the fiscal year ended May 31, 2000 ; reference is also made to Note 5 of the Notes to Consolidated Condensed Financial Statements in Part I hereof.

ITEM 2  - CHANGES IN SECURITIES:

     During the fiscal quarter ended November 30, 2000, the Company granted incentive stock options under the 1998 Stock Option Plan (the "Plan") to purchase up to 62,878 shares of common stock for $3.00 per share. Such options vest over a three year period commencing upon the completion of one year of employment with the Company and terminate after five years. At November 30, 2000 an aggregate of 965,958 options had been granted under the Plan.

     During the fiscal quarter ended November 30, 2000, the Company granted incentive stock options under the 2000 Stock Option Plan (the "2000 Plan") to purchase up to 150,000 shares of common stock for $3.00 per share. Such options vest over a seven year period commencing December 31, 2000 and ending December 31, 2007, and are exercisable over a period of ten years from the date of grant. At November 30, 2000 an aggregate of 150,000 options had been granted under the 2000 Plan.

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     A. The Registrant held its Annual Meeting of Shareholders on November 20, 2000.

     B. Five (5) directors were elected at the Annual Meeting to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified, or until their earlier resignation or removal. The names of these directors and votes cast in favor of their election and votes withheld are as follows:

     Name                     Votes For           Votes Withheld

     Bert E. Brodsky          1,472,269              5,145
     Hugh Freund              1,472,271              5,143
     Gary Stoller             1,472,326              5,088
     Paul J. Konigsberg       1,472,326              5,088
     Ronald L. Fish           1,472,326              5,088

     C. The adoption of the 2000 Stock Option Plan, reserving 1,500,000 shares for issuance under such plan, was approved as set forth below:

                              Votes For           Votes Against

                              1,465,277             12,137

     D. The adoption of the 2000 Restricted Stock Grant Plan, reserving 700,000 shares for issuance under such plan, was approved as set forth below:

                              Votes For           Votes Against

                              1,465,288             12,093

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

     4.9 Letter, dated October 13, 2000, from HSBC Bank USA to Sandsport Data Services, Inc. (7)

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

     10.3 First Amendment to Incentive Stock Option Plan dated April 4, 1989 (1)

     10.4 Second Amendment to Incentive Stock Option Plan dated December 18, 1990 (1)

     10.5 1986 Non-statutory Stock Option Plan (1)

     10.6 Amendment to 1986 Non-statutory  Stock Option Plan dated April 4, 1989
(1)

     10.7 1995 Stock Option Plan (1)

     10.8 1998 Stock Option Plan (5)

     10.9 2000 Stock Option Plan

     10.10 2000 Restricted Stock Grant Plan

     10.11 Common Stock Purchase Warrants as issued to Bert E. Brodsky (1)

     10.12 Deferred Compensation Plan dated May 1, 1992 between the Registrant and Bert E. Brodsky (1)

     10.13 Form of agreement between Sandsport Data Services, Inc. and vendor agency (2)

     10.14 Form of agreement between Sandsport Data Services, Inc. and vendor agency (2)

     10.15 Form of Subscription Agreement dated December 23, 1996 (2)

     10.16 Form of Subscription Agreement dated September 12, 1996 (2)

     10.17 Form of Common Stock Purchase Warrant ($5.00 Exercise Price) (2)

     10.18 Form of Common Stock Purchase Warrant ($7.00 Exercise Price) (2)

     10.19 Form of Redeemable Common Stock Purchase Warrant (2)

     10.20 Employment Agreement dated February 1, 1997 between the Registrant and Bert E. Brodsky (3)

     10.21 Form of Pledge Agreement (4)

     10.22 Form of Non-Negotiable Promissory Note (4)

     10.23 Stock Option Agreement dated December 10, 1998 between the Registrant and Bert E. Brodsky (6)

     10.24 Stock Option Agreement dated February 3, 2000 between the Registrant and Bert E. Brodsky (6)

     10.25 Stock Option Agreement dated April 15, 2000 between the Registrant and Stephen Davies (6)

     10.26 Promissory Note dated May 31, 2000 between National Medical Health Card Systems, Inc. and the Registrant (6)

     10.27 Amended Promissory Note dated May 31, 2000 between National Medical Health Card Systems, Inc. and the Registrant (7)

     10.28 Second Amendment to Promissory Note dated May 31, 2000 between National Medical Health Card Systems, Inc. and the Registrant

     10.29 Employment Agreement dated October 17, 2000 between the Registrant and Stephen Davies

     10.30 Stock Option Agreement dated October 17, 2000 between the Registrant and Stephen Davies

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

(7) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Report on Form 10-QSB for the period ended August 31, 2000.

(b)  Reports on Form 8-K

     There were no Current Reports on Form 8-K filed by the Company during the quarter ended November 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SANDATA, INC.
                                               (Registrant)



Date:    January 12, 2001             By:      /s/ Bert E. Brodsky

                                      Bert E. Brodsky
                                      Chairman of the Board
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer