Form 10QSB
period 2001-02-28
SANDATA INC
filed 2001-04-13
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period year ended February 28, 2001


[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                 to


Commission file number  0-14401

                                    SANDATA, INC.

           (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                               11-2841799

(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

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

Yes                        No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's common stock, par value $00.1, as of April 10, 2001 was 2,506,473 shares.

     Transitional Small Business Disclosure Format (check one):

Yes                        No   X

                                    INDEX

                                                                         Page

PART I   - FINANCIAL INFORMATION

ITEM 1   - FINANCIAL STATEMENTS:

           CONSOLIDATED CONDENSED BALANCE
           SHEETS as of February 28, 2001 (unaudited)
           and May 31, 2000                                                3

           UNAUDITED CONSOLIDATED CONDENSED
           STATEMENTS OF OPERATIONS for the three and
           nine months ended February 28, 2001 and February 29, 2000      5

           UNAUDITED CONSOLIDATED CONDENSED
           STATEMENTS OF CASH FLOWS for the nine months
           ended February 28, 2001 and February 29, 2000                   6

           NOTES TO CONSOLIDATED CONDENSED
           FINANCIAL STATEMENTS                                            7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND
           ANALYSIS OR PLAN OF OPERATION                                  12

PART II -  OTHER INFORMATION                                              15

ITEM 1  -  LEGAL PROCEEDINGS                                              15

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS                      15

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES                                15

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5  -  OTHER INFORMATION                                              15

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K                               15

                         SANDATA, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                         SANDATA, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     UNAUDITED           AUDITED
                                                                                   February 28,           May 31,
                                                                                       2001                2000
                                                                                 ---------------        -----------

ASSETS:

CURRENT ASSETS

         Cash and cash equivalents                                                 $      143,168       $  1,229,718
         Accounts receivable, net of allowance for doubtful
            accounts of $350,000 and $448,000 respectively                              2,459,694          2,308,901
         Receivables from affiliates                                                      692,793            405,732
         Inventories                                                                       62,784             17,165
         Prepaid expenses and other current assets                                        406,745            413,119
                                                                                 ----------------       ------------

TOTAL CURRENT ASSETS                                                                    3,765,184          4,374,635

FIXED ASSETS, NET                                                                       9,306,370          8,911,655

OTHER ASSETS

         Notes receivable                                                                 118,319            126,221
         Cash surrender value of officer's life insurance,
            security deposits and other                                                   853,094            832,988
                                                                                 ----------------       ------------

TOTAL ASSETS                                                                       $   14,042,967       $ 14,245,499
                                                                                =================       ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         SANDATA, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  UNAUDITED                    AUDITED
                                                                                February 28,                   May 31,
                                                                                    2001                        2000
                                                                                ----------------            -------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
         Accounts payable and accrued expenses                                       $2,266,777                $2,580,143
         Deferred/unearned revenue                                                       23,032                    38,848
         Deferred income                                                                319,056                   322,678
                                                                                -----------------             -----------

TOTAL CURRENT LIABILITIES                                                             2,608,865                 2,941,669

LONG TERM DEBT                                                                        2,900,000                 2,750,000
DEFERRED INCOME                                                                         183,542                   315,253
DEFERRED INCOME TAXES                                                                   802,636                   702,158
                                                                                -----------------             -----------

TOTAL LIABILITIES                                                                     6,495,043                 6,709,080

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
         Common stock                                                                     2,506                     2,506
         Additional paid in capital                                                   5,803,704                 5,803,704
         Retained earnings                                                            3,261,373                 3,249,868
         Notes receivable-officers                                                   (1,519,659)               (1,519,659)
                                                                                ----------------               -----------

TOTAL SHAREHOLDERS' EQUITY                                                            7,547,924                 7,536,419
                                                                                ----------------               ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $    14,042,967            $   14,245,499
                                                                                ===============            ==============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED              NINE  MONTHS ENDED
                                                                    Feb. 28,    Feb. 29,            Feb.28,     Feb. 29,
                                                                     2001         2000               2001        2000
                                                                     ----         ----               ----        ----
REVENUES:

       Service fees                                         $   4,304,970         $4,499,917     $13,257,225   $   13,006,062
       Other income                                                93,793            114,563         278,185          301,183
       Interest income                                             45,189             38,523         140,708          118,781
                                                            -------------       ------------   -------------   --------------
                                                                4,443,952          4,653,003      13,676,118       13,426,026
                                                            -------------       ------------   -------------   --------------

COSTS AND EXPENSES:
       Operating                                                2,314,056          2,917,330       7,663,632        8,387,617
       Selling, general and administrative                      1,355,707            971,580       3,645,773        2,880,890
       Depreciation and amortization                              686,021            581,022       2,045,238        1,767,897
       Interest expense                                            60,149             64,250         189,139          176,302
                                                            -------------       ------------   -------------   --------------

TOTAL COSTS AND EXPENSES                                        4,415,933          4,534,182      13,543,782       13,212,706
                                                            -------------       ------------   -------------   --------------

EARNINGS FROM OPERATIONS
  BEFORE INCOME TAXES                                              28,019            118,821         132,336          213,320

       Income tax expense                                          33,612             48,716         120,831           87,461
                                                            -------------       ------------   -------------   --------------

NET EARNINGS (LOSS)                                         $     (5,593)       $     70,105   $      11,505   $      125,859
                                                            =============       ============   =============   ==============

BASIC EARNINGS PER SHARE                                    $        0.00       $       0.03   $        0.00   $         0.05
                                                            -------------       ------------   -------------   --------------

DILUTED EARNINGS PER SHARE                                  $        0.00       $       0.03   $       0.00    $         0.05
                                                            -------------       ------------   -------------   --------------




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            NINE  MONTHS ENDED
                                                                                           Feb.28            Feb. 29
                                                                                            2001               2000
                                                                                            ----               ----
Cash flows from operating activities:

Net earnings                                                                           $   11,505           $  125,859
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                                      2,045,238            1,767,897
     Gain on disposal of fixed assets                                                    (122,956)            (379,290)
     Decrease in allowance for doubtful accounts                                           97,203               70,388
     (Decrease) increase in deferred income                                              (135,333)              93,903
     (Increase) decrease in receivables from affiliates                                  (287,061)             414,235
     Decrease in deferred revenue                                                         (15,816)              (5,135)
     (Increase) Decrease in operating assets                                             (299,445)             126,533
     Decrease in operating liabilities                                                   (212,888)          (1,258,349)
                                                                                         ---------          -----------

Net cash provided by operating activities                                               1,080,447              956,041
                                                                                        ---------              -------

Cash flows from investing activities:

     Purchases of fixed assets                                                         (2,865,340)          (4,445,001)
     Proceeds from sale/leaseback transaction                                             548,343            1,953,254
                                                                                          -------            ---------

Net cash used in investing activities                                                  (2,316,997)          (2,491,747)
                                                                                       -----------          -----------

Cash flows from financing activities:

     Proceeds from term loan                                                              100,000                  ---
     Principal payments on term loan                                                     (100,000)                 ---
     Proceeds from line of credit                                                         800,000            2,000,000
     Principal payments on line of credit                                                (650,000)          (1,800,000)
                                                                                         ---------          -----------

Net cash provided by financing activities                                                 150,000              200,000
                                                                                          -------              -------

     Net Decrease in cash and cash equivalents                                         (1,086,550)          (1,335,706)
     Cash and cash equivalents at beginning of period                                   1,229,718            1,533,576
                                                                                       ----------           -----------
     Cash and cash equivalents at end of period                                        $  143,168           $  197,870
                                                                                       ==========           ==========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         SANDATA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Consolidated Condensed Balance Sheet as of February 28, 2001, the Consolidated Condensed Statements of Operations for the three and nine month periods ended February 28, 2001 and February 29, 2000 and the Consolidated Condensed Statement of Cash Flows for the nine month periods ended February 28, 2001 and February 29, 2000 have been prepared by Sandata, Inc. and subsidiaries (the "Company") without audit. In the opinion of Management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of February 28, 2001 and for all periods presented have been made. Results of Operations for the period ended February 28, 2001 are not necessarily indicative of the operating results expected for the full year.

For    information    concerning    the   Company's    significant    accounting
policies,reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000.

2. RELATED PARTY TRANSACTIONS

The Company entered into an agreement in November, 1996 (the "Agreement") with an affiliate of the Company's Chairman of the Board (the "Affiliate"), the Nassau County Industrial Development Agency ("NCIDA") and a bank. In connection with the Agreement, the Affiliate assumed all of the Company's obligations under a lease with the NCIDA and entered into a sublease with the Company for its facility. The Company conveyed to the Affiliate the right to become owner of the facility upon expiration of the lease. In addition, pursuant to a sublease, the Company has assumed certain obligations owed by the Affiliate to the NCIDA under the lease. The Affiliate has indemnified the Company with respect to certain obligations relative to the lease and the Agreement. The Company made rent payments for its facility amounting to $124,002 and $421,835 for the three and nine months ended February 28, 2001 as compared to $175,863 and $516,243 for the three and nine months ended February 29, 2000. The reduction is the result of a verbal agreement between the Company and the Affiliate to reduce the rent $150,000 on an annual basis effective June 1, 2000. Management anticipates that negotiations for a new, long-term lease, on substantially similar terms (except for market value adjustments in rent, expenses, and the like) as the present lease, will begin in the near future.

The Company makes various lease payments to affiliates of the Company's Chairman of the Board. The payments for equipment rental amounted to $99,893 and $297,072 for the three and nine months ended February 28, 2001 as compared to $98,590 and $295,313 for the three and nine months ended February 29, 2000.

The Company derives revenue from National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman of the Board, for providing data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to $493,851 and $1,754,430 for the three and nine months ended February 28, 2001 as compared to $415,788 and $1,342,938 for the three and nine months ended February 29, 2000. At February 28, 2001 the Company was owed $356,569 from Health Card.

At February 28, 2001, the Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000, made payable by the Company to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9-1/2%, payable quarterly. The note, which was originally due and payable on June 1, 2001, was subsequently amended to extend such due date to September 1, 2001 and amended by Second Amendment to extend such due date to March 31, 2002. At February 28, 2001 the Company owed interest of $3,958 to Health Card, which was subsequently paid.

Medical Arts Office  Services,  Inc.  ("MAOS"),  a company  which the  Company's
Chairman of the Board is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. The payments made by the Company to MAOS amounted to $96,193 and $239,767 for the three and nine months ended February 28, 2001 as compared to $74,859 and $207,990 for the three and nine months ended February 29, 2000. At February 28, 2001 the Company owed $21,776 to MAOS, which was subsequently paid.

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

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,506,473 at February 28, 2001 and 2,481,480 at February 29, 2000. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows: 2,617,056 at February 28, 2001 and 2,562,598 at February 29, 2000.

Options to purchase 909,796 shares of common stock were outstanding at February 28, 2001 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period.

4. SALE/LEASEBACK TRANSACTION

On November 22, 2000, the Company entered into a sale/leaseback of certain fixed assets (principally computer hardware and equipment) with Macrolease International Corporation. The fixed assets, which had a net book value of approximately $421,500, were sold for $548,300. The resulting gain of approximately $126,800 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $10,600 of the deferred gain was recognized for the three and nine months ended February 28, 2001.

5. COMMITMENTS AND CONTINGENCIES

On October 19, 1999, the Company and Pro-Health Systems, Inc. ("Pro-Health") brought an action against Provider Solutions Corporation ("Provider"), Michael Milvain and Charlotte Fritchie in Supreme Court, New York County, Index No. 99-26033, based on breach of contract, fraudulent misrepresentation and other causes of action, demanding damages of approximately $10,000,000 (the "State Action").

On October 22, 1999, Provider brought a federal action in the United States District Court, Eastern District (the "Federal Action"), seeking to enjoin the Company and Pro-Health from (i) hiring certain named employees; (ii) soliciting any present or former employees of Provider; and (iii) using, without Provider's permission, any trade secret or other proprietary information belonging to Provider. The Federal Action also sought to enjoin employees from (i) divulging to the Company, Pro-Health or any other third party, any trade secret or other proprietary information; and (ii) accepting employment from the Company, Pro-Health or any other customer or competitor of Provider. The amended complaint ultimately served on the Company and Pro-Health on March 31, 2000 demanded relief in the form of a permanent injunction and damages against the Company and Pro-Health for total amounts ranging from $10,000,000 to
$15,000,000. The amended complaint alleged claims of declaratory judgment, copyright infringement, breach of fiduciary duty, breach of contract, and misappropriation of trade secrets, among others. The State Action was removed and consolidated with the Federal Action.

The Company and Pro-Health asserted various counterclaims in the Federal Action, demanding damages of $10,000,000, seeking an injunction and declaratory judgment, and asserting claims based on, among other things, imposition of constructive trust, breach of contract, and unfair competition.

On March 8, 2001 the Company, Pro-Health, Provider and all involved parties and individuals settled the consolidated Federal Action, globally resolving all issues, claims and disputes. The settlement entailed the exchange of general releases between the Company, Pro-Health, Provider and all parties, and the payment of $600,000 to Provider, of which $50,000 was paid by the Company. The balance of the payment under the settlement was funded by the Company's insurers. The settlement did not have a material effect on the Company's financial performance. The Company has retained its proprietary interest in the subject software.

6. SHAREHOLDERS' EQUITY

The Company has stock options outstanding under four stock option plans as follows:

Employees' Incentive Stock Option Plan (the "1984 Plan")

At February 28, 2001, there were 2,536 options outstanding under the 1984 Plan. Options granted under the 1984 Plan were granted at exercise prices not less than fair market value on the date of grant. Options outstanding expire in 2001 and no additional options may be granted under the 1984 Plan.

1995 Stock Option Plan (the "1995 Plan")

At February 28, 2001, there were 590,500 incentive options outstanding under the 1995 Plan, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant. Options granted under the 1995 Plan were granted at exercise prices not less than the fair market value at the date of grant. All options outstanding under the 1995 Plan are currently exercisable at prices ranging from $1.41 to $2.61 per share; the majority of such options are exercisable over a period of five years from date of grant, with an aggregate of 70,000 such options exercisable over 10 years.

1998 Stock Option Plan (the "1998 Plan")

At February 28, 2001, there were 963,260 incentive options outstanding under the 1998 Plan, which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant. All options outstanding under the 1998 Plan vest over three to six year periods and are exercisable at prices ranging from $1.31 to $3.00 per share over periods of five and ten years from date of grant. At February 28, 2001 there were 426,130 options currently exercisable.

On July 14, 1998, the Company's Chairman of the Board, certain officers, directors and a former director who is the spouse of an officer and is also an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock under the 1998 Plan at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $160,600. At February 28, 2001, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,687,635.

2000 Stock Option Plan (the "2000 Plan")

On October 17, 2000 the Board of Directors approved the adoption of the 2000 Plan. The 2000 Plan was subsequently adopted by Shareholders at the Company's Annual Meeting on November 20, 2000. At February 28, 2001, there were 150,000 incentive options outstanding under the 2000 Plan, which provides for both incentive and nonqualified stock options and reserves 1,500,000 shares of common stock for issuance in connection with option grants. Options outstanding under the 2000 Plan vest over a seven-year period commencing December 31, 2000 and ending December 31, 2007 and are exercisable at $3.00 per share over a period of ten years from the date of grant. At February 28, 2001 there were 33,333 options currently exercisable.

2000 Restricted Stock Grant Plan

On September 1, 2000 the Board of Directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the Shareholders at the Company's Annual Meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the Board may impose, such as restrictions relating to length of service, corporate performance, or other restrictions. As of February 28, 2001 no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of Common Stock reserved for issuance in connection with grants made under the Stock Grant Plan.

                         SANDATA, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                         SANDATA, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Revenues were $4,443,952 and $13,676,118 for the three and nine months ended February 28, 2001 as compared to $4,653,003 and $13,426,026 for the three and nine months ended February 29, 2000, decreasing $209,051 and $250,092 respectively.

Service fee revenues were $4,304,970 and $13,257,225 for the three and nine months ended February 28, 2001 as compared to $4,499,917 and $13,006,062 for the three and nine months ended February 29, 2000, decreasing $194,947 and increasing $251,163 respectively. The decrease is attributable to a slight decline in the volume of calls from the SanTrax(R) division and services from the SandataNET(R) division while the increase is due to rate increases in both the SHARP and SanTrax(R), product lines.

Other income was $93,793 and $278,185 for the three and nine months ended February 28, 2001 as compared to $114,563 and $301,183 for the three and nine months ended February 29, 2000, decreasing $20,770 and $22,998 respectively. The decrease is attributable to a decrease in income recognized on sales/leaseback transactions as this income is recognized over the life of the lease.

Expenses Related to Services

Operating expenses were $2,314,056 and $7,663,632 for the three and nine months ended February 28, 2001 as compared to $2,917,330 and $8,387,617 for the three and nine months ended February 29, 2000, decreasing $603,274 and $723,985 respectively. The primary factors for the decreases in operating expenses were reductions in staff, which resulted in reductions in payroll and related expenses, and the expiration of certain equipment leases, which resulted in reduced equipment rental payments.

Selling, general and administrative expenses were $1,355,707 and $3,645,773 for the three and nine months ended February 28, 2001, as compared to $971,580 and $2,880,890 for the three and nine months ended February 29, 2000, an increase of $384,127 and $764,883 respectively. The increases were primarily due to increases in consulting, payroll and commission expenses relative to expanded efforts to increase sales in the SanTrax(R) and SandataNET(R) product lines, and certain royalties payable to MCI Communications Corporation.

Depreciation and amortization expenses were $686,021 and $2,045,238 for the three and nine months ended February 28, 2001 as compared to $581,022 and $1,767,897 for the three and nine months ended February 29, 2000, an increase of $104,999 and $277,341 respectively. The increases were primarily attributable to fixed asset additions, including computer hardware and software capitalization costs, in connection with ongoing computer system upgrades.

Interest expenses were $60,149 and $189,139 for the three and nine months ended February 28, 2001 as compared to $64,250 and $176,302 for the three and nine months ended February 29, 2000, a decrease of $4,101 and increase $12,837 respectively. The decrease is due to a lower overall average daily balance under the Company's revolving credit agreement. The increase was a result of incurring indebtedness under the promissory note with Health Card and increased borrowings, later in the quarter, on the Company's revolving credit agreement.

Income Tax Expenses

Income tax expenses were $33,612 and $120,831 for the three and nine months ended February 28, 2001 as compared to $48,716 and $87,461 for the three and nine months period ended February 29, 2000, a decrease of $15,104 and an increase of $33,370 respectively. The decrease is due to a lower taxable income, which is the result of approximately $209,000 less revenue for the quarter and $119,000 less expenses, such that the Company realized $90,000 less in earnings before taxes than it did this time last year. The increase is due to certain tax treatments of software development costs, depreciation and amortization, and revenues from sale/leaseback transactions, offset by net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased at February 28, 2001 to $143,168 as compared to $1,229,718 at May 31, 2000. The primary factors that contributed to the decrease were increases in fixed assets, receivables from affiliates and accounts receivable, and a decrease in accounts payable.

The Company's working capital decreased as of February 28, 2001 to $1,156,319 as compared with $1,432,966 at May 31, 2000. The decrease in working capital is the result of a decrease in current assets, primarily cash, that was greater than the decrease in current payables.

For the nine months ended February 28, 2001, the Company spent approximately $2,865,000 in fixed asset additions, including (i) computer hardware and software for upgrades and new installations and (ii) software capitalization costs in connection with new product development. The Company expects the current levels of capital expenditures to continue.

On July 14, 1998, the Company's Chairman of the Board, certain officers, directors and, a former director who is the spouse of an officer and is also an employee of Sandsport Data Services, Inc. ("Sandsport"), a wholly owned subsidiary of the Company, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock under the 1998 Plan at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $160,600. At February 28, 2001, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,687,635.

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

In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 2000 the Group failed to meet these net worth and financial ratios, and the Bank granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted any loans outstanding under the Credit Agreement become immediately due and payble, which may have an adverse effect on the Company's business, operations or financial condition. At February 28, 2001, the outstanding balance on the Credit Agreement with the Bank was $2,400,000.

At February 28, 2001 the Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000, made payable by the Company to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9-1/2%, payable quarterly. The note, which was originally due and payable on June 1, 2001, was subsequently amended to extend such due date to September 1, 2001 and amended by Second Amendment to extend such due date to March 31, 2002. At February 28, 2001 the Company owed interest of $3,958 to Health Card, which was subsequently paid.

The Company believes the results of its continued operations, together with the available credit line, should be adequate to fund presently foreseeable working capital requirements.

                         SANDATA, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS:

          Reference is made to Footnote 5 to the Financial Statements in Part I of this Quarterly Report on Form 10-QSB.

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

                                                              SANDATA, INC.
                                                 -------------------------------
                                                              (Registrant)



Date:    April 13, 2001                          By:      /s/ Bert E. Brodsky
                                                         -----------------------
                                                              Bert E. Brodsky
                                                        Chairman of the Board
                                                        Chief Executive Officer