Form 10KSB/A
period 2000-05-31
SANDATA INC
filed 2001-09-07
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------

                                  FORM 10-KSB/A
                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended          May 31, 2000

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number: 0-14401
                                                 -------

                                  Sandata, Inc.

                   (Name of Small Business Issuer in Its Charter)

Delaware                                              11-2841799
(State or Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                        Identification No.)

26 Harbor Park Drive, Port Washington, NY                     11050
-----------------------------------------              -------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                (516) 484 - 9060
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                           Name of Each Exchange
    Title of Each Class                    on Which Registered
    -------------------                    ---------------------

---------------------------------      --------------------------

---------------------------------      --------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X               No
    ----------------           -------------

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

Yes                        No
    ----------------           -------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 23, 2000 was 2,506,475.

     Transitional Small Business Disclosure Format (check one):

Yes                        No      X
    ------------               -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                           AMENDMENT TO ANNUAL REPORT
                                 ON FORM 10-KSB
                         FOR THE YEAR ENDED MAY 31, 2000



     The Annual Report on Form 10-KSB for Sandata, Inc. (the "Company") for the year ended May 31, 2000 is hereby amended and restated to the extent, and only to the extent of the following amendments:

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information for the fiscal years ending May 31, 2000, 1999 and 1998 concerning the compensation of Bert E. Brodsky, the Chairman and Chief Executive Officer of the Company, Gary Stoller, Executive Vice President and Chief Technology Officer of the Company, Hugh Freund, Executive Vice President and Secretary of the Company, James Poulos, Vice President of Information Systems of the Company until May 12, 2000 and J.P. Clejan, Project Manager of the Company. No other executive officer had a total salary and bonus in excess of $100,000 for the fiscal year ended May 31, 2000:

=========================== ======= ===================================== ================================== ===========
                                           Annual Compensation                 Long-Term Compensation

--------------------------- ------- ------------------------------------- ---------------------------------- -----------
--------------------------- ------- ------------ ---------- ------------- ------------------------ --------- -----------
                                                                                  Awards           Payouts
--------------------------- ------- ------------ ---------- ------------- ------------------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                                                               Other      Restricted  Securities             All Other
                                                               Annual        Stock    Underlying     LTIP    Compensation
                                      Salary       Bonus     Compensa-      Awards     Options/    Payouts      ($)
    Name and Principal       Year       ($)         ($)         tion         ($)       SARs (#)      ($)
         Position                                               ($)

--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Bert E. Brodsky,             2000   200,000 (2)  31,650 (3)  14,013 (4)      -0-        350,000       -0-     110,564 (5)
Chairman of the Board
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   200,000 (2)     -0-      22,049 (4)      -0-        310,000       -0-      16,678 (5)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1998   200,000 (2)     -0-      13,374 (4)      -0-          -0-         -0-      20,401 (5)
                                                                                                               30,000 (6)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Gary Stoller, Executive      2000   150,000         -0-      22,391 (4)      -0-          -0-         -0-      21,040 (7)
Vice President, Chief
Technology Officer
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   119,039         -0-      22,391 (4)      -0-         73,500       -0-      16,040 (5)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1998   115,000         -0-      22,391 (4)      -0-          -0-         -0-      16,040 (5)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Hugh Freund, Executive       2000    82,789         -0-      15,585 (4)      -0-          -0-         -0-      50,670 (8)
Vice President, Secretary                                                                                      17,064 (9)
                            ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                            ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   151,346         -0-      15,585 (4)      -0-        137,000       -0-      22,669 (8)
                                                                                                               17,066 (9)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1998   165,000         -0-         -0-          -0-          -0-         -0-      22,669 (8)
                                                                                                               17,066 (9)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
James Poulos (1)             2000   120,087         -0-         -0-          -0-          4,700       -0-        -0-
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   103,265         -0-         -0-          -0-          1,600       -0-        -0-
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
J.P. Clejan                  2000   130,433         -0-         -0-          -0-          6,600       -0-        -0-
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

(3) Represents 25,000 shares of Common Stock granted to Mr. Brodsky on February 4, 2000. (2)

(4)  Includes   personal   benefits   relating  to  the  use  of  Company-leased
     automobiles provided for business purposes from an affiliate of the Company's Chairman.

(5) Includes insurance premiums paid by the Company on behalf of Mr. Brodsky for a life insurance policy on his life, the benefits of which are payable to his spouse; includes $82,000 in director's fees paid in fiscal 2000.

(6) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky for life insurance policies on his life, the benefits of which are payable to an insurance trust, of which Mrs. Brodsky is a co-Trustee.

(7) Includes insurance premiums paid by the Company on behalf of Mr. Stoller for a life insurance policy on his life, the benefits of which are payable to his spouse; includes $5,000 in director's fees paid in fiscal 2000.

(8) Includes insurance premiums paid by the Company on behalf of Mr. Freund for a life insurance policy on his life, the benefits of which are payable to his spouse; includes $28,000 in director's fees paid in fiscal 2000.

(9) Represents insurance premiums paid by the Company on behalf of Mr. Freund for insurance policies on his life, the benefits of which are payable to an insurance trust, of which Mr. Freund is a co-trustee.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options during the fiscal year ending May 31, 2000:

================================================================================
                                Individual Grants

--------------------------------------------------------------------------------

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

*    Less than 1%.

Aggregated Option/SAR Exercise in Last Fiscal Year and
Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of unexercised options and warrants for the fiscal year ended May 31, 2000:

===================== ======================= ================= ========================== ==========================
                                                                  Number of Securities       Value of Unexercised
                                                                 Underlying Unexercised    in-the-Money Options and
                                                                 Options and Warrants at      Warrants at May 31,
        Name            Shares Acquired on     Value Realized        May 31, 2000(#)                2000($)
                           Exercise(#)              ($)         Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
  Bert E. Brodsky              -0-                  -0-              385,500/274,500             5,285/19,215
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    Gary Stoller               -0-                  -0-                 143,500/0                     0/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    Hugh Freund                -0-                  -0-                 137,000/0                     0/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    James Poulos               -0-                  -0-                    0/0                        0/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    J.P. Clejan                -0-                  -0-                 2,200/4,400                   0/0
===================== ======================= ================= ========================== ==========================

Compensation of Directors

     During the fiscal year ended May 31, 2000 non-statutory options to purchase up to 36,000 shares of Common Stock, at an exercise price of $3.00 per share, were issued to each of Messrs. Konigsberg and Fish. In addition, during the fiscal year ended May 31, 2000, the Company paid $129,000 in Director's fees.

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

                                 SANDATA, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

By   /s/ Bert E. Brodsky
         Bert E. Brodsky, Chairman
         (Principal Executive Officer and
         Principal Financial and Accounting Officer)

Date: September 6, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Bert E. Brodsky
         Bert E. Brodsky, Chairman, Treasurer, Director

Date: September 6, 2001


By   /s/ Hugh Freund
         Hugh Freund, Executive Vice President, Secretary, Director

Date: September 6, 2001


By   /s/ Gary Stoller
         Gary Stoller, Executive Vice President, Director

Date: September 6, 2001


By    /s/ Paul J. Konigsberg
          Paul J. Konigsberg, Director

Date: September 6, 2001


By   /s/ Ronald L. Fish
         Ronald L. Fish, Director

Date: September 6, 2001