Form 10KSB
period 2001-05-31
SANDATA INC
filed 2001-09-07
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended          May 31, 2001
                          --------------------------

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

Title of Each Class                                     Name of Each Exchange
                                                        on Which Registered

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

Yes     X             No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for year ended May 31, 2001 were $18,322,882.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 30, 2001 was $735,404.

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

Yes                   No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 30, 2001 was 2,506,473.

     Transitional Small Business Disclosure Format (check one):

Yes                   No      X

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                      INDEX
                                                                            Page No.
Forward Looking Statements

                                     PART I

Item 1.      Description of Business                                             1

Item 2.      Description of Property                                             8

Item 3.      Legal Proceedings                                                   9

Item 4.      Submission of Matters to a Vote of Security Holders                11

                                    PART II

Item 5.      Market for Common Equity and Related Stockholder Matters           12

Item 6.      Management's Discussion and Analysis or Plan of Operations         13

Item 7.      Financial Statements                                               19

Item 8.      Changes in and Disagreements with Accountants on Accounting        19
             And Financial Disclosure

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;      20
             Compliance with Section 16(a) of the Exchange Act

Item 10.     Executive Compensation                                             21

Item 11.     Security Ownership of Certain Beneficial Owners and Management     25

Item 12.     Certain Relationships and Related Transactions                     26

                                    PART IV

Item 13.     Exhibits, List and Reports on Form 8-K                             28

Signatures

Forward-Looking Statements

     Certain information contained in this Annual Report on Form 10-KSB (the "Form 10-KSB") includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. Sandata, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Form 10-KSB or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations thereof, or comparable terminology, are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with new technology developments, competitive bidding, litigation, risks and uncertainties associated with the Internet and Internet-related products, and other factors.

     The Company is also subject to other risks detailed herein or detailed from time to time in its Securities and Exchange Commission ("SEC") filings. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the captions "Description of Business" in Item 1, "Management's Discussion and Analysis or Plan of Operation" in Item 6, and "Certain Relationships and Related Transactions" in Item 12, of this Annual Report. All references to a fiscal year are to the Company's fiscal year which ends May 31.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business Development

     General

     The Company, by itself and through its wholly owned subsidiaries, is engaged in providing technology services to its customers. These services either
a) utilize software products  developed,  acquired or licensed by the Company or
b) leverage the technology-based core competencies that the Company has developed in formulating and delivering its software services.

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

     The Company's software is written in a variety of software languages including JAVA, C++, Oracle PL/SQL, CGI, Perl, VB, Foxpro, Access and COBOL.

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

     These services are primarily provided through SHARP. Vendor Agencies enlist Sandsport's computer services to provide weekly time sheets, billing, payroll processing and management reports. For the fiscal years ended May 31, 2001 and 2000, approximately $5,445,000 or 31% and $5,224,000 or 28%, respectively, of the Company's total operating revenues were derived from services rendered to Vendor Agencies.

     The Company's strategy is to diversify and expand its health care customer base. Its wholly-owned subsidiary, Pro-Health Systems, Inc., ("Pro-Health") intends to utilize newly acquired and enhanced software to provide additional payroll and billing functionality for SHARP users and, by expanding its billing capabilities, make the product relevant to home healthcare agencies that cannot use SHARP in its current form.

     Pro-Health offers a system which is designed to be delivered as an Application Service Providers ("ASP") solution, which allows its customers to access certain Pro-Health software over the Internet without the customer needing sophisticated hardware at its site to house the software or store the data. This allows the Company's customers to have access to software programs via low-cost hardware and on a fee per transaction basis, and enables them to utilize the Company's software services without a substantial upfront investment in either hardware or software. The software consists of a comprehensive suite of on-line interactive modules that are integrated with other Company applications such as Santrax(R) (see below). The Pro-Health systems' modular and flexible design makes it adaptable to the changeable needs of a wide spectrum of health care entities.

     For the fiscal years ended May 31, 2001 and 2000, approximately $516,000 or 3% and $405,000 or 2%, respectively, of the Company's total operating revenues were derived from services rendered to customers using the Pro-Health system.

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

     The software operates on the ASP model, and the Company receives an aggregate of approximately 620,000 calls per week or 32 million calls per year. The service is currently utilized principally by the Company's home health care clients, and approximately seventy-two per cent (72%) of current SANTRAX calls are Vendor Agencies using the SHARP program.

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

     For the fiscal years ended May 31, 2001 and 2000, approximately $7,562,000 or 43% and $7,366,000 or 40%, respectively, of the Company's total operating revenues were derived from services rendered relating to SANTRAX.

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

     The Company provides data processing services and technology infrastructure consulting services on an outsourced basis to National Medical Health Card Systems, Inc. ("Health Card"), a public company (NASDAQ: NMHC) engaged in the pharmacy prescription benefits management business. Health Card is an affiliate of the Company, of which Mr. Brodsky is Chairman of Directors and a principal shareholder (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 12 - "Certain Relationships and Related Transactions").

     In addition, the Company develops web sites, runs e-commerce applications and resells telephone services, leveraging the favorable rates it receives by virtue of the substantial call volume driven by SANTRAX. The Company has also offered managed services in the security arena such as security audits, enterprise firewalls and network monitoring, although it currently is not providing such services. While the web site development, e-commerce, and telephone services are currently provided to an affiliate, the Company plans to diversify these offerings and resell them to businesses throughout the New York metropolitan area.

     For the fiscal years ended May 31, 2001 and 2000, approximately $2,071,000 or 12% and $2,635,000 or 14%, respectively, of the Company's total operating revenues were derived from services rendered for outsourcing services.

     Information Technology Services. The Company, through its SandataNet(R) division, provides IT consulting services for businesses and the public sector. It delivers computer, communications and networking sales and services, including training, maintenance and repair services, to companies and government and professional services organizations.

     SandataNet(R) manages a help desk for the Company's internal operations. This help desk is responsible for desk side support services, including software support, hardware support/break-fix, LAN administration and configuration services.

     The Company has installed critical software applications at a local municipal government office. It also provides custom programming, software development and installation services to this sector.

     For the fiscal years ended May 31, 2001 and 2000 approximately $2,170,000 or 12% and $2,358,000 or 13%, respectively of the Company's total operating revenues were derived from services rendered relating to SandataNet(R).

     On April 27, 2001, the Company acquired certain assets of North American Internet Services, Inc. ("NAIS"), a provider of broadband services, Internet access, and co-location services. NAIS had entered bankruptcy proceedings and, under the auspices of the Bankruptcy Court, the Company was permitted to "credit bid" approximately $124,000 of expenses (including salaries) it had incurred on behalf of NAIS as the purchase price for the assets, and was given 180 days to exploit the assets it had acquired. The Company incurred $77,000 in additional costs related to the acquisition of these assets. The tangible assets were determined to have no significant fair value. Therefore, all the expenditures related to the acquisition were allocated to goodwill. The Company has the option to abandon the exploitation of these assets within the 180 day period. If the Company continues to use the NAIS assets, 10% of the profits (defined as earnings before interest expense and taxes) generated by such use must be paid to the bankruptcy estate for the first three years.

     At May 31, 2001, the Company performed an evaluation of the recoverability of the assets acquired from NAIS and concluded that a significant impairment of these assets had occurred based on actual results during the year ended May 31, 2001 and on estimated future cash flows not being sufficient to recover the carrying value of the goodwill. As such, the carrying value of the impaired goodwill was written down to its estimated fair value, which was determined based on discounted estimated cash flows. The Company recognized an impairment loss and write down of the goodwill of approximately $201,000. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary significantly from such estimates.


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

     Competition

     The Company competes with different companies for the sale of its different products and services. In the sale of its software products, the Company competes for customers on the basis of the range, price, functionality and quality of its software and on its ability to develop programs tailored to its customers' requirements. Many of its competitors are companies with directly competitive software products, and a number have substantially greater financial resources and substantially larger marketing, technical and field organizations.

     With respect to the Company's SHARP business, there is added competitive pressure and uncertainty because the City of New York requires all contracts with City agencies to undergo competitive bidding. Furthermore, the success of the SHARP business rests with a key officer of the Company, who has established strong relationships with the Company's SHARP customers over the years. Although the Company has been awarded contracts based on its bids, there can be no assurance that its bids will be accepted in the future.

     The computer services industry is characterized by competition in the areas of service, quality, price and technical expertise. Competitors in this segment vary from the small, local companies to multinational consulting and accounting firms.

     Customers

     The Company's customer base is primarily drawn from the health care industry. During the fiscal years 2001 and 2000, the Company derived revenues from the Vendor Agencies who are all funded by one governmental agency, amounting to approximately $10,608,000 or 60% and $10,623,000 or 57% of total operating revenues, respectively. The Company was owed approximately $1,160,000 and $1,362,000 from these customers at May 31, 2001 and 2000, respectively. The Company also derived approximately $2,458,000 or 14% and $1,753,000 or 9%, respectively, of revenue from Health Card for database and operating system support, hardware leasing, maintenance and related administrative services. (See
Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

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

     On March 30, 1999, the Company filed an application with the United States Patent and Trademark Office to register its PRO-TRAX trademark. Such application is currently pending; the deadline for a decision by the Company as to whether or not to proceed with such application has been extended to October 2001.

     On April 28, 1999, the Company filed an application with the United States Patent and Trademark Office to register its RXTRAX trademark. Such application is currently pending; the deadline for a decision by the Company as to whether or not to proceed with such application has been extended to October 2001.

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

     Research and Development

     The Company incurred approximately $10,000 and $122,000 during the fiscal years 2001 and 2000, respectively, on research and development. The Company incorporates its research and development into its on-going business activities. The Company's employees may develop new software programs and expand or modify existing ones. After determining that a program has reached technological feasibility, the subsequent development costs are capitalized. All other costs are expensed.

     Employees

     As of May 31, 2001, the Company and its subsidiaries employed 152 employees, including 146 full-time and 6 part-time employees. The Company believes that its success will depend in part on its ability in a highly competitive environment to attract and retain highly skilled technical, marketing and management personnel.

     On August 8, 2001, the Company eliminated certain positions and terminated approximately thirty (30) employees. Projected revenue reductions and recent operating losses combined to cause management to re-evaluate staffing needs. The eliminations and terminations from within the Company and its subsidiaries is expected to generate between $1.7 and $2 million in reduced expenses. The Company also incurred approximately $47,000 in severance payments.

     The Company considers its employee relations to be satisfactory. The Company is not a party to any collective bargaining agreement.


ITEM 2 - DESCRIPTION OF PROPERTY

     The Company and its subsidiaries currently occupy approximately 31,350 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, successor to BFS Sibling Realty, Inc. and an affiliate of the Company's Chairman (the "Affiliate"). The Affiliate leases the Facility from the Nassau County Industrial Development Agency (the "NCIDA"), pursuant to a lease (the "Lease"), which was entered into by that Agency and the Affiliate in July 1994. (Subsequent assignments and re-assignments of that Lease have, in effect, returned the parties to their original positions.). The Lease expires in March 2005. The Affiliate has the right to become the owner of the Facility upon expiration of the Lease. The Affiliate subleases a portion of the Facility to the Company. The Company currently pays rent to The Affiliate in the amount of $47,370 per month. The Affiliate also receives rent from other companies that occupy space in the Facility, some of which are affiliated with the Company's Chairman. The Company believes that its facilities are adequate for current purposes. (See Item 6 - "Management Discussion and Analysis or Plan of Operation
- Management's Discussion and Analysis of Financial Condition and Results of Operations - IDA/SBA Financing", and Note 6a to the Financial Statements contained in Item 7 of this Form 10-KSB, for a discussion of the NCIDA and U.S. Small Business Administration financing transactions. See also Note 5, Commitments and Contingencies to the Financial Statements comprising Item 7 hereof, for a description of the lease entered into as of June 1, 2001.


ITEM 3 - LEGAL PROCEEDINGS

     An action has been commenced by a former executive of Health Card, Mary Casale, who alleges that employees of both Health Card and the Company engaged in sex discrimination as to Ms. Casale, and thus, violated Title VII of the Civil Rights Act of 1964. The matter is presently pending before New York City office of the Equal Employment Opportunity Commission ("EEOC"). The EEOC has made no findings or other determinations as to the merits of the parties' claims or defenses. The Company is being defended pursuant to an employment practices liability insurance policy, the coverage of which is subject to various terms, conditions, and exclusions.

     Only a preliminary investigation into this matter has been conducted, and discovery has not commenced. Ms. Casale has yet to bring suit in state or federal court, and, thus, could conceivably assert additional claims. The Company denies the material allegations Ms. Casale has brought against it and intends to defend itself as vigorously as is necessary.

     The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. By November 30, 1997, the Company had acquired a loan receivable for an aggregate of $300,000 from an affiliate of the Company's Chairman, due from the Federation. Such loan receivable was supposed to be secured by accounts receivable due to the Federation from various affiliates of the Federation. Shortly following the Company's acquiring such receivable, the Federation and its affiliates filed for bankruptcy protection. While the bankruptcy petition for the Federation itself has been dismissed, some of the Federation's affiliates remain in bankruptcy proceedings. At May 31, 2000, the Company had written off the $300,000 principal loan receivable in addition to $47,296 for services rendered against a reserve established in prior years for these amounts. The affiliate from whom the Company acquired the loan receivable subsequently obtained a judgment against the Federation in the amount of $527,760, including pre-judgment interest. The Company has been advised that, in light of the continuing bankruptcy proceedings for the Federation's affiliates, from whom the Federation received substantially all of its revenues, the collectibility of this judgment is extremely doubtful.

     In August of 1999, the Company's wholly-owned subsidiary, Sandsport Data Services, Inc. ("Sandsport") was named as a defendant in Greater Bright Light Home Care Services, Inc. et al. v. Joseph Jeffries-El, El Equity Corporation, Sandsport Data Services, Inc. et al (Supreme Court of the State of New York, Kings County). Sandsport's contractual obligation to Greater Bright Light involved the depositing of certain government-issued checks into a specific bank account. Upon receiving written notification from the agency issuing the checks to stop depositing them in that account, Sandsport ceased depositing them. The plaintiff brought the action against Joseph Jeffries-El and El Equity, and El Equity counterclaimed against the plaintiff, each basing its claims on the financing agreement between them. El Equity also cross-claimed against Sandsport, asserting that Sandsport converted the government-issued checks to its own use. Although Sandsport is named as a defendant, the Complaint seeks no affirmative relief against Sandsport. Co-defendant Citibank has asserted indemnification claims against Sandsport and all of the other defendants. Sandsport disputes all liability. The aggregate amount of the funds at issue is approximately $262,000.

     On October 19, 1999, the Company and Pro-Health brought an action against Provider Solutions Corporation ("Provider"), Michael Milvain and Charlotte Fritchie in Supreme Court, New York County, Index No. 99-26033, based on breach of contract, fraudulent misrepresentation and other causes of action, demanding damages of approximately $10,000,000 (the "State Action").

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

     On April 2, 2001, the Company was served with a First Amended Complaint filed by Dataline, Inc. against MCI WorldCom and the Company for alleged trade libel and related counts, in the United States District Court of the Southern District of New York, Civil Action No. 00-CV-1578. The Company has filed its answer, denying all claims, and the case has been consolidated with a case that MCI WorldCom filed against Dataline for patent infringement, Civil Action No. 01-CV-3849. The Company is taking steps to bring a motion for summary judgment against Dataline, and the judge is considering whether the summary judgment motion can be brought. The Company denies all substantive allegations by Dataline and intends to contest the case vigorously.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information

     The Company's Common Stock is traded on the SmallCap Market under the symbol "SAND" on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The table below sets forth high and low sale prices of the Common Stock, as furnished by NASDAQ.

                                           Sale Prices
                                       High           Low
Fiscal Year Ended
May 31, 2001

First Quarter                         $1.875         $1.250
Second Quarter                         1.500           .531
Third Quarter                          1.406           .844
Fourth Quarter                         1.375           .86

Fiscal Year Ended
May 31, 2000

First Quarter                         $1.75          $1.06
Second Quarter                         1.44            .97
Third Quarter                          4.34            .75
Fourth Quarter                         3.94           1.34

Holders

     Management has been advised by its transfer agent (North American Transfer Co.) that the number of holders of record of the Company's Common Stock, as of August 30, 2001 was 1,003.

Dividends

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

     The Company's ability to declare and pay dividends is restricted pursuant to the terms of a revolving credit agreement dated April 18, 1997 between the Company and HSBC Bank USA, formerly Marine Midland Bank (the "Bank"), and also under the terms of the Guaranty Agreement dated June 1, 1994 by and among the Company (as a guarantor), BFS Realty, LLC (a company affiliated with the Company's Chairman) (the "Affiliate"), and the Bank (among others). The
Guarantee Agreement was entered into in connection with the IDA/SBA Financing discussed in Item 6 hereof, "Management's Discussion and Analysis or Plan of Operation".

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Analysis of Operations

     Fiscal Years ended May 31, 2001 compared with May 31, 2000

     Service fee revenues for fiscal 2001 were $17,769,069 as compared to $17,987,646 for the previous fiscal year, a decrease of $218,577 or 1%. The decrease is primarily attributable to decreases in revenues from SandataNet offset by increases in revenue from SHARP and Santrax.

     Other income for the year ended May 31, 2001 was $368,502 as compared to $432,279 for the year ended May 31, 2000, a decrease of $63,777 or 15%. The decrease is attributable to a decrease in income recognized on sales/leaseback transactions.

     Expenses Related to Services

     Operating expenses were $10,372,524 for the year ended May 31, 2001, as compared to $11,419,625 for the year ended May 31, 2000, a decrease of $1,047,101 or 9%. Decreased payroll expenses and decreased bad debt expenses were the primary factors for the decrease in operating expenses.

     Selling, general and administrative expenses for the year ended May 31, 2001 were $5,004,255 compared to $4,346,757 for the year ended May 31, 2000, an increase of $657,498 or 15%. The increases were primarily due to increases in consulting, payroll and commission expenses relative to increased efforts to increase sales in the SANTRAX and SandataNet product lines.

     Depreciation and amortization expenses were $2,748,411 for the year ended May 31, 2001, as compared to $2,384,045 for the year ended May 31, 2000, an increase of $364,366 or 15%. The increase was primarily attributable to fixed asset additions, including computer hardware and software capitalization costs, in connection with ongoing computer systems upgrades.

     Interest expense for the year ended May 31, 2001 was $189,240 as compared to $243,637 for the year ended May 31, 2000, a decrease of $54,397 or 22%. The decrease was a result of lower overall average daily balances under the Company's revolving credit agreement.

     Impairment of Developed Software

     During the fourth quarter of the year ended May 31, 2001, the Company shut down certain operating systems and hardware configurations, which had been capitalized in previous years. The Company had determined that the older system's architecture had become obsolete and too costly to maintain, so the Company coordinated placing several new systems in production after running parallel with pre-existing systems resulting in the retirement of the older systems during the fourth quarter. The Company further determined that there is no net realizable value remaining since no future revenue would be recognized in the retired systems because the architecture was completely replaced by the new systems. As such the Company recognized an impairment loss of approximately $3,300,000 for the year ended May 31, 2001.

     Impairment of Goodwill

     On April 27, 2001, the Company acquired certain assets of North American Internet Services, Inc. ("NAIS"), a provider of broadband services, Internet access, and co-location services for approximately $201,000. NAIS had entered bankruptcy proceedings and, under the auspices of the Bankruptcy Court, the Company was permitted to "credit bid" approximately $124,000 of expenses (including salaries) it had incurred on behalf of NAIS as the purchase price for the assets, and was given 180 days to exploit the assets it had acquired. The Company incurred approximately $77,000 in additional costs related to the acquisition of these assets. The tangible assets were determined to have no significant fair value. Therefore, all the expenditures related to the acquisition were allocated to goodwill. The Company has the option to abandon the exploitation of these assets within the 180 day period. If the Company continues to use the NAIS assets, 10% of the profits (defined as earnings before interest expense and taxes) generated by such use must be paid to the bankruptcy estate for the first three years.

     At May 31, 2001, the Company performed an evaluation of the recoverability of the assets acquired from NAIS and concluded that a significant impairment of these assets had occurred based on actual results during the year ended May 31, 2001 and on estimated future cash flows not being sufficient to recover the carrying value of the goodwill. As such, the carrying value of goodwill was written down to its estimated fair value, which was determined based on discounted estimated cash flows. The Company recognized an impairment loss and write down of the goodwill of approximately $201,000. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary significantly from such estimates.

     Income Tax Expenses

     Income tax (benefit) expense was $(1,293,401) and $189,158 for fiscal 2001 and 2000, respectively. The decrease in income tax expense is due to lower pretax income, the recognition of a deferred tax asset for net operating loss carryforwards, and a reduction of a deferred tax liability associated with the different recognition of software development costs for tax and financial statement purposes. The effective tax rates for fiscal 2001 and 2000 were 37.0% and 93.1%, respectively.

     IDA/SBA Financing

     In November, 1996 the Company entered into an agreement with the Affiliate, the Nassau County Industrial Development Agency ("NCIDA"), and Marine Midland Bank (the "Bondholder") (the "Agreement"). Pursuant to the Agreement, the Affiliate (i) assumed all of the Company's rights and obligations under a Lease Agreement that was previously between the Company and the NCIDA (the "Lease"), and (ii) entered into a Sublease Agreement with the Company for the premises the Company occupies. Pursuant to the Agreement, the Affiliate also obtained the right to become the owner of the premises upon expiration of the Lease. Under the terms of the Agreement, the Company is jointly and separately liable to the NCIDA for all obligations owed by the Affiliate to the NCIDA under the Lease; however, the Affiliate has indemnified the Company with respect to certain obligations relative to the Lease and the Agreement. In addition, the Agreement provides that the Company is bound by all the terms and conditions of the Lease, and that a security interest is granted to the Affiliate in all of the Company's fixtures constituting part of the premises.

     The foregoing transactions and agreements were the last in a series of transactions involving the Company, the Affiliate, NCIDA, the Bondholder and the U.S. Small Business Administration. Chief among these was the borrowing by the Affiliate in June of 1994 of $3,350,000 in the form of Industrial Development Revenue Bonds (the "Bonds") to finance the acquisition of the Company's facility (the "Facility"). Simultaneously with the issuance of the Bonds: (1) NCIDA obtained title to the Facility and leased it to the Affiliate, (2) the Affiliate subleased the Facility to the Company, (3) the Bondholder bought the Bonds, (4) the Bondholder received a mortgage and security interest in the Facility to secure the payment of the Bonds. The Affiliate's obligations under the Lease were guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Affiliate's obligations respecting repayment of the Bonds were also guaranteed by Mr. Brodsky, the Company, Sandsport and others.

     The Bonds currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of May 31, 2001 was $1,617,778. During the years ended May 31, 2001 and 2000, the Company paid rent to the Affiliate of approximately $615,000 and $695,000, respectively.

     At the same time as the Bond issuance, the Company incurred approximately $500,000 of indebtedness to affiliates of Mr. Brodsky in connection with additional capital improvements. As of July, 1998, this debt was paid in full. In addition, the Company assumed certain indebtedness owed to affiliates of the Company's Chairman. This indebtedness was also paid in full in July, 1998.

     On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA") (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA loan is guaranteed by the Company and various subsidiaries of the Company. The entire proceeds were used to repay a portion of the Bonds. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA Loan as of May 31, 2001 was $625,787.

     Liquidity and Capital Resources

     The Company's working capital increased as of May 31, 2001 to $1,956,661 from $1,872,360 as of May 31, 2000. The primary factors that contributed to the increase were increases in receivables from affiliates, partially offset by a decrease in accounts receivable and accounts payable.

     The Company has spent approximately $3,795,000 for fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company expects a reduction in the levels of capital expenditures in the future.

     On July 14, 1998, the Chairman, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $162,110 and $120,658 during the fiscal years ended May 31, 2001 and 2000. As of May 31, 2001 and 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,722,547 and $1,746,145, respectively. On July 14, 2001, the Company agreed to extend the due dates of the Promissory Notes for one hundred twenty days.

     On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with the Bank which allows Sandsport to borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement requires Sandsport to pay a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement has been amended by the Bank to permit Sandsport to borrow amounts up to $4,500,000 until February 14, 2003. Interest accrues at the same rate as the original Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). All of the Group's assets are pledged to the Bank as collateral for amounts due under the Credit Agreement, which pledge is secured by a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. The Group's guaranty to the Bank was modified to include all indebtedness incurred by the Company under the Credit Agreement.

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 2001 and May 31, 2000, the Group failed to meet these net worth and financial ratios, and the Bank granted the Group a waiver. As of August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered in the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth and to maintain certain financial ratios were revised, on a going-forward basis, and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. Copies of the Third Amendment and of the Security Agreement are attached hereto as Exhibits 10.30 and 10.31. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of May 31, 2001, the outstanding balance on the Credit Agreement with the Bank was $3,850,000.

     The Company is a party to various sale/leaseback transactions involving certain fixed assets, principally computer hardware, software and equipment. Gains on these transactions have been deferred and are being recognized over the lives of the related leases. Approximately $344,000 and $401,000 of the deferred gains were recognized in other income for the years ended May 31, 2001 and 2000, respectively. Included in these amounts are the effects of sale/leaseback transactions entered into in fiscal 2001 and 2000, as follows:

     (a) In January 1998, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $515,000, were sold for $700,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six
(36) months. Approximately $36,000 and $62,000 of the deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

     (b) In January 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $830,000, were sold for $1,100,000. The resulting gain of approximately $270,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $90,000 and $90,000 of deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

     (c) In May 1999, the Company entered into a sale/leaseback of certain fixed assets which had a net book value of approximately $896,000 were sold for $1,100,000. The resulting gain of approximately $204,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $68,000 and $68,000 of deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

     (d) In October 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $895,000, were sold for $1,115,000. The resulting gain of approximately $220,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $73,000 and $49,000 of the deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

     (e) In January 2000, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $442,000, were sold for $561,000. The resulting gain of approximately $119,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six
(36) months. Approximately $40,000 and $13,000 of deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

     (f) In February 2000, the Company entered into a sale/leaseback of certain fixed assets which had a net book value of approximately $237,000, were sold for $277,000. The resulting gain of approximately $40,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six
(36) months. Approximately $14,000 and $3,000 of deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

     (g) In November 2000, the Company entered into a sale/leaseback of certain fixed assets which had a net book value of approximately $421,500, were sold for $548,300. The resulting gain of approximately $126,800 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six
(36) months. Approximately $21,000 of the deferred gain was recognized for the year ended May 31, 2001. An unaffiliated third party purchased the residual rights in such lease.

     The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. By November 30, 1997, the Company had acquired a loan receivable for an aggregate of $300,000 from an affiliate of the Company's Chairman, due from the Federation. Such loan receivable was supposed to be secured by accounts receivable due to the Federation from various affiliates of the Federation. Shortly following the Company's acquiring such receivable, the Federation and its affiliates filed for bankruptcy protection. While the bankruptcy petition for the Federation itself has been dismissed, some of the Federation's affiliates remain in bankruptcy proceedings. At May 31, 2000, the Company had written off the $300,000 principal loan receivable in addition to $47,296 for services rendered against a reserve established in prior years for these amounts. The affiliate from whom the Company acquired the loan receivable subsequently obtained a judgment against the Federation in the amount of $527,760, including pre-judgment interest. The Company has been advised that, in light of the continuing bankruptcy proceedings for the Federation's affiliates, from whom the Federation received substantially all of its revenues, the collectibility of this judgment is extremely doubtful.

     Sandsport leases certain computer equipment to Health Card as well as computer hardware for its data processing center pursuant to a verbal agreement. The monthly cost to Health Card was $44,770 and $39,800 during the year ended May 31, 2001 and 2000, respectively. Sandsport is expected to continue to provide data processing services to Health Card at a monthly fee of about $36,000. As of May 31, 2000, the Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000 and due June 1, 2001, plus interest at the rate of 9-1/2%; interest on such note is payable quarterly and such note was paid in full on May 31, 2001. On June 9, 2001, the Company again gave a promissory note to Health Card in the principal amount of $500,000, with interest at the rate of 7%, which was to have been due on June 8, 2002. This Note was paid in full on August 15, 2001. (See Note 6 to the Financial Statements.) (See Item 12 - "Certain Relationships and Related Transactions").

     The Company believes the results of its present operations, together with the available Credit Line, should be adequate to fund present and foreseeable working capital requirements.

     Prospects for the Future, Trends and Other Events

     There is added competitive pressure and uncertainty in the Company's SHARP business because the City of New York requires all contracts with City agencies to undergo competitive bidding. Furthermore, the success of its SHARP business rests with a key officer of the Company, who has established strong relationships with the Company's SHARP customers over the years. Although the Company has been awarded contracts based on its bids, there can be no assurance that its bids will be accepted in the future.

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

      =========================== ========= ===========================================================
                                                              Positions and Offices
                                                               Presently Held with
                 Name             Age                              the Company
      --------------------------- --------- -----------------------------------------------------------
      --------------------------- --------- -----------------------------------------------------------
      Bert E. Brodsky             58        Chairman and Treasurer, President Pro Tem
      --------------------------- --------- -----------------------------------------------------------
      --------------------------- --------- -----------------------------------------------------------
      Hugh Freund                 63        Executive Vice President, Secretary and Director
      --------------------------- --------- -----------------------------------------------------------
      --------------------------- --------- -----------------------------------------------------------
      Gary Stoller                48        Executive Vice President and Director
      --------------------------- --------- -----------------------------------------------------------
      --------------------------- --------- -----------------------------------------------------------
      Paul J. Konigsberg          65        Director
      --------------------------- --------- -----------------------------------------------------------
      --------------------------- --------- -----------------------------------------------------------
      Ronald L. Fish              60        Director
      =========================== ========= ===========================================================

     Bert E. Brodsky has been Chairman and Treasurer of the Company since June 1, 1983 and President from December 1989 through January 2000. From August 1983 through November 1984, from December 1988 through January 1991, from February 1998 to June 1998 and from December 1998 to present, Mr. Brodsky served as Chairman of Health Card and from June 1998 through December 1998 served as President of Health Card. From October 1983 through December 1993, Mr. Brodsky served as Chairman of Compuflight, a provider of computerized flight planning services. Since August 1980, Mr. Brodsky has served as Chairman of P.W. Medical Management, Inc., which provides financial and consulting services to physicians. Since 1979, Mr. Brodsky has also served as President of Bert Brodsky Associates, Inc., which provides consulting services.

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

     Gary Stoller joined the Company at the time of its formation in 1978 as its Senior Programmer and Analyst, and has been its Chief Information Officer and an Executive Vice President and a Director of the Company since January 1983. Mr. Stoller has been responsible for computer design, programming and operations of the Company as its Chief Technology Officer since 1995, and is the architect of the SHARP and SanTrax systems.

     Paul J. Konigsberg has served as a Director of the Company since January 1998. Mr. Konigsberg previously served on the Company's Board of Directors from November 1987 through August 1995. Mr. Konigsberg is a certified public accountant and has been a senior partner in the accounting firm of Konigsberg Wolf & Co., P.C. since 1970. Mr. Konigsberg also serves on the Company's Audit Committee.

     Ronald L. Fish served as a Director of the Company since January, 1998. Since 1975, Mr. Fish served as Administrator, Treasurer and Director of
Unlimited Care Inc., a nursing services firm, and is a certified public accountant. Mr. Fish also serves on the Company's Audit Committee.

     Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended May 31, 2001, the Company's officers, Directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except: Jessica Brodsky failed to timely file one report relative to one transaction. Mr. Davies, the President of the Company until August 6, 2001 (see Note 12 to the Financial Statements comprising Item 7 of this Annual Report) failed to file one report relative to one transaction.


ITEM 10 - EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table sets forth certain information for the fiscal years ending May 31, 2001, 2000 and 1999 concerning the compensation of Bert E. Brodsky, the Chairman and Chief Executive Officer of the Company; Stephen Davies, President of the Company from February 2000 until August 6, 2001; Gary Stoller, Executive Vice President and Chief Technology Officer of the Company; and Hugh Freund, Executive Vice President and Secretary of the Company. No other executive officer had a total salary and bonus in excess of $100,000 for the fiscal year ended May 31, 2001:

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
         Position                                               ($)

--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Bert E. Brodsky, Chairman    2001   310,000 (2)     -0-      27,918(4)       -0-          -0-        -0-      41,246(5)


--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             2000   200,000 (2)  31,650(3)   14,013 (4)      -0-        350,000      -0-     110,564 (5)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   200,000 (2)     -0-      22,049 (4)      -0-        310,000      -0-      16,678

--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
 Gary Stoller, Executive     2001   150,000         -0-      22,391(4)       -0-          -0-        -0-     21,840 (6)
  Vice President, Chief
        Technology
         Officer
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             2000   150,000         -0-      22,391 (4)      -0-          -0-        -0-     21,040 (6)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   119,039         -0-      22,391 (4)      -0-         73,500       -0-    21,040
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
  Hugh Freund, Executive     2001   165,000         -0-      15,585 (4)      -0-          -0-        -0-     60,170 (7)
Vice President, Secretary                                                                                    17,064 (8)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             2000    82,789         -0-      15,585 (4)      -0-          -0-        -0-     50,670 (7)
                                                                                                             17,064 (8)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   151,346         -0-      15,585 (4)      -0-        137,000      -0-     22,669
                                                                                                             17,066(8)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Stephen Davies, President    2001   200,159         -0-         -0-          -0-        150,000      -0-     -0-
           (1a)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             2000    62,307         -0-         -0-          -0-        100,000      -0-     -0-
                             (1b)
=========================== ======= ============ ========== ============= =========== ============ ========= ===========

(1a) Mr. Davies' employment as President of the Company was terminated on August 6, 2001. For a description of the circumstances surrounding Mr. Davies' termination, reference is made to the Company's Current Report on Form 8-K filed on August 13, 2001, and to Note 12 to the Financial Statements comprising Item 7 of this Annual Report on Form 10-KSB.

(1b) Represents compensation paid to Mr. Davies from February 1, 2000 through May 31, 2000, of which $12,000 were consultation fees.

(2) As of May 31, in each of 1999, 2000 and 2001 Mr. Brodsky signed a waiver wherein he agreed to waive his rights to an additional $300,000, $300,000 and $190,000, respectively, of compensation due to be paid to him for the fiscal years then ended, pursuant to the terms of the Brodsky Employment Agreement discussed below under "Employment Agreements, Termination of Employment and Change-in-Control Agreements."

(3) Represents 25,000 shares of Common Stock granted to Mr. Brodsky on February 4, 2000.

(4)  Represents   personal  benefits  relating  to  the  use  of  Company-leased automobiles provided for business purposes from an affiliate of the Company's Chairman.

(5) Includes insurance premiums paid by the Company on behalf of Mr. Brodsky, for life insurance policies on his life, the benefits of which are payable to his spouse; includes $82,000 in director's fees paid in fiscal year ended May 31, 2000.

(6) Includes insurance premiums paid by the Company on behalf of Mr. Stoller, for life insurance policies on his life, the benefits of which are payable to his spouse; includes $5,800 and $5,000 in director's fees paid in fiscal years ended May 31, 2001 and 2000.

(7) Includes insurance premiums paid by the Company on behalf of Mr. Freund, for life insurance policies on his life, the benefits of which are payable to his spouse; includes $37,500 and $28,000 in director's fees paid in fiscal years ended May 31, 2001 and 2000.

(8) Represents insurance premiums paid by the Company on behalf of Mr. Freund for life insurance policies on his life, the benefits of which are payable to an insurance trust, of which Mr. Freund is a co-Trustee.


Option/SAR Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options during the fiscal year ending May 31, 2001:

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
                                   (#)
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

     Stephen Davies            150,000 (1)                59.2                   3.00                 12/21/10

------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(1) These options were originally exercisable over a seven year period to the extent of (i) 33,333 shares of Common Stock in 2001, (ii) 33,333 shares of Common Stock in each of 2004, 2005 and 2,006, and (iii) 16,668 shares of Common Stock in 2007. Mr. Davies' employment as President of the Company was terminated on August 6, 2001. Pursuant to the terms of the Plans under which the options were granted, those options that were vested on that date are exercisable for three (3) months after that date. All other options expired as of that date.

Aggregated Option/SAR Exercise in Last Fiscal Year and
Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of unexercised options and warrants for the fiscal year ended May 31, 2001:


===================== ======================= ================= ========================== ==========================
                                                                  Number of Securities       Value of Unexercised
                                                                 Underlying Unexercised    in-the-Money Options and
                                                                 Options and Warrants at      Warrants at May 31,
        Name            Shares Acquired on     Value Realized        May 31, 2001(#)                2001($)
                           Exercise(#)              ($)         Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
  Bert E. Brodsky              -0-                  -0-              461,000/199,000                1,510/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    Gary Stoller               -0-                  -0-                 143,500/0                     0/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    Hugh Freund                -0-                  -0-                 137,000/0                     0/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
   Stephen Davies              -0-                  -0-              66,683/183,317                   0/0
===================== ======================= ================= ========================== ==========================

Compensation of Directors

     During the fiscal year ended May 31, 2001 non-qualified options to purchase up to 10,000 shares of Common Stock, at an exercise price of $3.00 per share, were issued to each of Messrs. Konigsberg and Fish. In addition, during the fiscal year ended May 31, 2001, the Company paid an aggregate of $45,300 in Director's fees.

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

     On February 1, 1997 the Company and its Chairman ("Mr. Brodsky") entered into an employment agreement for a five year term (the "Brodsky Employment Agreement"). Among other things, the Brodsky Employment Agreement provides compensation at the annual rate of $500,000 or a lesser amount if mutually agreed. The Brodsky Employment Agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal years ended May 31, 2001, 2000, and 1999 and has signed waivers evidencing his agreement to such reductions.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF MAY 31, 2001

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

============================================= ========================================= ==========================================

   Name of Management Person and Name and                                                        Approximate Percentage
        Address of Beneficial Owner                       Number of Shares                        of Outstanding Shares
--------------------------------------------- ----------------------------------------- ------------------------------------------
Bert E. Brodsky
26 Harbor Park Drive
Port Washington, NY                                        2,207,134 (1)                                  74.4%
--------------------------------------------- ----------------------------------------- ------------------------------------------
Hugh Freund
26 Harbor Park Drive
Port Washington, NY                                          137,000 (2)                                   5.2%
--------------------------------------------- ----------------------------------------- ------------------------------------------
Gary Stoller
26 Harbor Park Drive
Port Washington, NY                                          164,500 (3)                                   6.2%
--------------------------------------------- ----------------------------------------- ------------------------------------------
Stephen Davies
26 Harbor Park Drive
Port Washington, NY                                           66,673 (4)                                   2.6%
--------------------------------------------- ----------------------------------------- ------------------------------------------
Paul J. Konigsberg
Konigsberg Wolf & Co.
440 Park Avenue South                                         27,400 (5)                                   1.1%
New York, NY 10016
--------------------------------------------- ----------------------------------------- ------------------------------------------
Ronald L. Fish
Unlimited Care Inc.
245 Main Street                                               19,400 (5)                                    *
White Plains, NY 10601
--------------------------------------------- ----------------------------------------- ------------------------------------------
Jessica Heather Brodsky
26 Harbor Park Drive
Port Washington, NY                                          292,470                                      11.7%
--------------------------------------------- ----------------------------------------- ------------------------------------------
Jeffrey Holden Brodsky
26 Harbor Park Drive
Port Washington, NY                                          184,925                                       7.4%
--------------------------------------------- ----------------------------------------- ------------------------------------------
All executive officers and Directors as a
group (6 persons)                                          2,621,907  (1) (2) (3)                         78.2%
                                                                      (4) (5)
============================================= ========================================= ==========================================

(1) Includes 18,684 shares of the Company's Common Stock owned by the trust established for the benefit of Mr. Brodsky's minor son; includes 20,500 shares of the Company's Common Stock owned by Mr. Brodsky's wife; includes 292,470 shares of Common Stock owned by Mr. Brodsky's adult daughter; includes an aggregate of 203,708 shares of Common Stock owned by Mr. Brodsky's adult sons. Includes 200,000 shares of Common Stock owned by the Bert E. Brodsky Revocable Trust. Includes presently exercisable options to purchase 310,000 shares of Common Stock at $1.41 per share under the 1995 Stock Option Plan; includes presently exercisable options to purchase 151,000 shares of common stock at $1.31 per share under the 1998 Stock Option Plan.

(2) Represents presently exercisable options to purchase 137,000 shares of Common Stock at $1.41 per share under the 1995 Plan. Excludes 41,464 shares of Common Stock owned by Mr. Freund's adult children. Mr. Freund disclaims any beneficial interest in, or voting or dispositive control over, such shares.

(3) Includes presently exercisable options to purchase 20,000 shares of Common Stock at $2.34 per share under the 1995 Plan, which options have been extended to expire on March 14, 2006; includes presently exercisable options to purchase 50,000 shares of Common Stock at $2.61 per share under the 1995 Plan, which options have been extended to expire on June 10, 2006; includes presently exercisable options to purchase 73,500 shares of Common Stock at $1.41 per share under the 1995 Plan. Includes 21,000 shares of Common Stock owned by trusts established for the benefit of Mr. Stoller's children of which Mr. Stoller is a trustee.

(4) Includes presently exercisable options to purchase 33,340 shares of Common Stock at $3.00 per share under the 1998 Plan; includes presently exercisable options to purchase 33,333 shares of Common Stock at $3.00 per share under the 2000 Plan.

(5) Includes presently exercisable options to purchase 10,000 shares of Common Stock at $3.00 per share under the 1998 Plan; includes presently exercisable options to purchase 6,000 shares of Common Stock at $3.00 per share under the 1998 Plan; includes presently exercisable options to purchase 3,400 shares of Common Stock at $3.00 per share under the 1998 Plan.

*    Less than one percent (1%)


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     IDA/SBA Financing

     Reference is hereby made to Item 6 - "Management's Discussion and Analysis or Plan of Operation - Management's Discussion and Analysis of Financial Condition and Results of Operations - IDA/SBA Financing" for a discussion of an industrial development revenue bond and SBA financing, pursuant to which the Company pays rent for its facility to an affiliate of the Company's Chairman.

     Federation of Puerto Rican Organizations

     Reference is made to Item 6, "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - Federation of Puerto Rican Organizations" for a discussion of the judgment obtained on a loan receivable which was acquired from an affiliate of the Company's Chairman, and of the anticipated difficulty in enforcing the judgment due to certain bankruptcy proceedings.

     Advances and Loans to Affiliates

     During the years ended May 31, 2001 and 2000, the Company paid an aggregate of $65,894 and $36,404 on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

     National Medical Health Card Systems, Inc.

     The Company derived revenue from Health Card, a company affiliated with the Company's Chairman, principally for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to approximately $2,458,000 and $1,753,000 for the years ended May 31, 2001 and 2000, respectively. The Company billed Health Card approximately $821,000 and $540,000 for quality assurance testing of software programs developed by Health Card and network support, and $561,000 and $302,000 for help desk services, $447,800 and $320,000 for data processing center as well as $533,600 and $472,000 for certain computer equipment leases and other services for $94,600 and $119,000 for years ended May 31, 2001 and 2000, respectively. In addition the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $133,500 and $151,000 for the years ended May 31, 2001 and May 31, 2000 and are recorded as a reduction of operating expense. The Company was owed $550,000 from Health Card at May 31, 2001. Subsequent to May 31, 2001, the Company received approximately $536,300 from Health Card, representing substantially complete payment of amounts due as of that date. Sandsport is expected to continue to provide data processing services to Health Card at a monthly fee of about $36,000, subject to reduction in the event Health Card decides to provide these services internally.

     As of May 31, 2000, the Company owed National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman, $500,000 pursuant to a promissory note, dated May 31, 2000 and due June 1, 2001, plus interest at the rate of 9-1/2%; interest on such note was payable quarterly. The Note was paid in May 31, 2001.

     On June 9, 2001, the Company again gave a promissory note to Health Card in the principal amount of $500,000, with interest at the rate of 7%, which was due on June 8, 2002. This Note was paid in full on August 15, 2001.

     Equipment Leases

     The Company makes equipment lease payments to P.W. Capital Corp. and P.W. Medical Management, Inc., both of which are affiliates of the Company's Chairman. The payments were $395,989 and $393,903 in fiscal 2001 and 2000, respectively.

     Medical Arts Office Services, Inc.

     Medical  Arts  Office  Services,  Inc.  ("MAOS"),  of which  the  Company's
Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. For the fiscal years ended May 31, 2001 and 2000 the total payments made by the Company to MAOS were $279,894 and $399,592 respectively.

ITEM 13 - EXHIBITS, LISTAND REPORTS ON FORM 8-K

(a)  Exhibit Index

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

4.5 "504" Note dated August 11, 1995 from the Long Island Development Corporation to Sandata, Inc. (1)

4.6 Nassau County Industrial Development Agency Industrial Development Revenue Bonds (1994 Brodsky Sibling Realty Inc. Project) Assumption and Amendment of Certain Agreements dated November 1, 1996 (3)

4.7 Revolving Credit Agreement dated as of April 18, 1997 by and among Sandsport Data Services, Inc., the Registrant, certain subsidiaries of the Registrants and Marine Midland Bank (3)

4.8 Second Amendment dated as of February 14, 2000 to Revolving Credit Agreement by and among Sandsport Data Services, Inc., the Registrant, certain subsidiaries of the Registrants and HSBC Bank USA (6)

10.1 Software License Agreement and Distribution Agreement between Sandata Home Health Systems, Inc. and Fastrack Healthcare Systems, Inc. dated as of June 15, 1995 (1)

10.2 Employees' Incentive Stock Option Plan (1)

10.3 First Amendment to Incentive Stock Option Plan dated April 4, 1989 (1)

10.4 Second Amendment to Incentive Stock Option Plan dated December 18, 1990 (1)

10.5 1986 Non-qualified Stock Option Plan (1)

10.6 Amendment to 1986 Non-qualified Stock Option Plan dated April 4, 1989 (1)

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

10.17 Form of Redeemable Common Stock Purchase Warrant (2)

10.18Employment  Agreement  dated  February 1, 1997 between the  Registrant  and
     Bert E. Brodsky (3)

10.19 Form of Pledge Agreement (4)

10.20 Form of Non-Negotiable Promissory Note (4)

10.21Stock Option  Agreement  dated December 10, 1998 between the Registrant and
     Bert E. Brodsky (6)

10.22Stock Option  Agreement  dated  February 3, 2000 between the Registrant and
     Bert E. Brodsky (6)

10.23Stock  Option  Agreement  dated April 15, 2000 between the  Registrant  and
     Stephen Davies (6)

10.24Stock Option  Agreement  dated October 17, 2000 between the  Registrant and
     Stephen Davies

10.25Employment  Agreement  dated  October 17, 2000 between the  Registrant  and
     Stephen Davies

10.26Promissory Note dated May 31, 2000 from the Registrant to National  Medical
     Health Card Systems, Inc. (6)

10.27Lease Agreement dated June 1, 2001,  between the Registrant and BFS Sibling
     Realty,  Inc. for premises at 26 Harbor Park Drive,  Port  Washington,  New
     York

10.28Promissory Note dated June 8, 2001 from the Registrant to National  Medical
     Health Card Systems, Inc.

10.29Extension Agreement dated July 14, 2001, between the Registrant and certain shareholders

10.30Third Amendment and Waiver dated as of August 24, 2001 to Loan Agreement dated as of April 18, 1997 by and among Sandsport Data Services, Inc., the Registrant, certain subsidiaries of the Registrant, and HSBC Bank, USA

10.31Collective  Amended and Restated Security  Agreement dated as of August 24,
     2001, by and among Sandsport Data Services, Inc., the Registrant, certain subsidiaries of the Registrant, and HSBC Bank, USA

16   Letter re Change in Certifying Accountant (1)

21   Subsidiaries  of Registrant (6)

  ---------------------------

(1) Denotes a document filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 1995, and incorporated herein by reference.

(2) Denotes a document filed as an Exhibit to Amendment No. 1 to Form S-3 Registration Statement as filed with the Securities and Exchange Commission on May 27, 1997 and incorporated herein by reference.

(3) Denotes a document filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 1997, and incorporated herein by reference.

(4) Denotes a document filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 1998, and incorporated herein by reference.

(5) Denotes a document filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 1999, and incorporated herein by reference.

(6) Denotes a document filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 2000 and incorporated herein by reference.

     (b) Reports on Form 8-K

         None.

                                 SANDATA, INC.
                     FINANCIAL STATEMENTS COMPRISING ITEM 7
                            OF REPORT ON FORM 10-KSB
                     TO SECURITIES AND EXCHANGE COMMISSION
                            YEAR ENDED MAY 31, 2001

                         SANDATA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page

Report of Independent Public Accountants                                        F-2

Financial Statements

        Consolidated Balance Sheets as of May 31, 2001 and 2000                 F-3 F-4

        Consolidated Statements of Operations for the years ended               F-5
                May 31, 2001 and 2000

        Consolidated Statements of Shareholders' Equity for the years           F-6
                ended May 31, 2001 and 2000

        Consolidated Statements of Cash Flows for the years ended               F-7
                May 31, 2001 and 2000

        Notes to Consolidated Financial Statements                              F-8 F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
of Sandata, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Sandata, Inc. and Subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     As more fully described in the Notes to the consolidated financial statements, the Company had certain transactions with companies affiliated with the Company's Officers and Chairman.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandata, Inc. and Subsidiaries as of May 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Marcum & Kliegman LLP

/s/ Marcum & Kliegman LLP


Woodbury, New York
August 30, 2001


                         SANDATA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        ASSETS                                                              2001                     2000
                                                                                            ----                     ----

CURRENT ASSETS
       Cash and cash equivalents                                                           $475,578            $  1,229,718
       Accounts receivable, net of allowance for doubtful accounts
           of $347,000 and $448,000 at 2001 and 2000, respectively                        2,160,675               2,308,901
       Receivables from affiliates                                                          802,787                 405,732
       Inventories                                                                           35,993                  17,165
       Prepaid expenses and other current assets                                            416,056                 413,119
         Deferred income taxes                                                              274,470                 439,394
                                                                                            -------                 -------

                  Total Current Assets                                                    4,165,559               4,814,029

FIXED ASSETS, NET                                                                         6,036,203               8,911,655

DEFERRED INCOME TAXES                                                                       335,773                     ---

OTHER ASSETS
       Notes receivable                                                                     117,262                 126,221
       Cash surrender value of officer's life insurance, security
         deposits and other                                                                 866,774                 832,988
                                                                                       ------------             -----------
             Total Assets                                                                $11,521,571            $14,684,893


     See notes to consolidated financial statements

                         SANDATA, INC. AND SUBSIDIARIES



     LIABILITIES AND SHAREHOLDERS' EQUITY                                                   2001                     2000
                                                                                            ----                     ----

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                         $    1,881,269          $    2,580,143
       Deferred/unearned revenue                                                             31,069                  38,848
       Deferred income                                                                      296,560                 322,678
                                                                                      -------------             -----------

                  Total Current Liabilities                                               2,208,898               2,941,669
                                                                                          ---------               ---------

LONG-TERM DEBT                                                                            3,850,000               2,750,000

DEFERRED INCOME                                                                             124,401                 315,253

DEFERRED INCOME TAXES                                                                           ---               1,141,552

                  Total Liabilities                                                       6,183,299               7,148,474
                                                                                      -------------           -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common stock; par value $.001; authorized 6,000,000
          shares 2,506,475 shares issued and outstanding in 2001 and 2000;                    2,506                   2,506
       Additional paid in capital                                                         5,803,704               5,803,704
       Retained earnings                                                                  1,051,721               3,249,868
       Notes receivable - officers                                                       (1,519,659)             (1,519,659)
                                                                                         -----------             -----------

                  Total Shareholders' Equity                                              5,338,272               7,536,419
                                                                                          ---------               ---------

                  Total Liabilities and Shareholders' Equity                          $  11,521,571           $  14,684,893
                                                                                      =============           =============


     See notes to consolidated financial statements

                         SANDATA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Years ended May 31,

                                                                                            2001                     2000
                                                                                            ----                     ----

REVENUES:
       Service fees                                                                    $ 17,769,069            $ 17,987,646
       Other income                                                                         368,502                 432,279
       Interest income                                                                      185,311                 177,396
                                                                                            -------                 -------
                                                                                         18,322,882              18,597,321
                                                                                         ----------              ----------
COSTS AND EXPENSES:
           Operating                                                                     10,372,524              11,419,625
           Selling, general and administrative                                            5,004,255               4,346,757
           Depreciation and amortization                                                  2,748,411               2,384,045
           Interest expense                                                                 189,240                 243,637
           Impairment of developed software                                               3,298,872                     ---
           Impairment of goodwill                                                           201,128                     ---
                                                                                        -----------              -----------
TOTAL COSTS AND EXPENSES                                                                 21,814,430              18,394,064
                                                                                         ----------              ----------

(Loss) Earnings from operations before income taxes                                     (3,491,548)                 203,257

       Income tax (benefit) expense                                                     (1,293,401)                 189,158
                                                                                        -----------                 -------

NET (LOSS) EARNINGS                                                                     $(2,198,147)             $   14,099

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE                                        $           (.88)          $         .01
                                                                                   =================          =============

     See notes to consolidated financial statements

                         SANDATA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               Years ended May 31, 2001 and 2000




                                                     Additional                           Notes
                           Common  Stock              Paid-In         Retained          Receivable
                         Shares       Amount          Capital         Earnings           Officers           Total

Balance at
June 1, 1999               2,481,481  $ 2,481      $5,772,079        $3,235,769       $(1,519,659)        $7,490,670
Effect of
fractional shares
paid out in cash                 (6)      ---             ---               ---                ---               ---
Stock Based
Compensation                  25,000       25          31,625               ---                ---            31,650

Net earnings                     ---      ---             ---            14,099                ---            14,099
                           ---------  -------      ----------        -----------      ------------            ------

Balance at
May 31, 2000               2,506,475    2,506       5,803,704         3,249,868         (1,519,659)         7,536,419


Net loss                         ---      ---             ---        (2,198,147)               ---         (2,198,147)
                           ---------    -----       ---------       -----------          ----------        -----------

Balance at
May 31, 2001               2,506,475    $2,506     $5,803,704        $1,051,721       $ (1,519,659)        $5,338,272
                           =========  ========     ==========        ==========        ============        ==========

                 See notes to consolidated financial statements

                         SANDATA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended May 31,

                                                                                           2001                   2000
                                                                                           ----                   ----
Cash flows from operating activities:
         Net (loss) earnings                                                         $(2,198,147)           $   14,099
         Adjustments to reconcile net (loss) earnings to net cash
           provided by operating activities:
              Depreciation and amortization                                            2,748,411             2,384,045
              Loss (gain) on disposal of fixed assets                                     75,111              (379,290)
              Decrease in allowance for doubtful accounts                               (100,879)              (85,093)
              Recognition of deferred income                                            (343,820)             (400,840)
              Recognition of deferred revenue                                           (116,702)             (340,389)
              Impairment of developed software                                         3,298,872                   ---
              Impairment of goodwill                                                     201,128                   ---
              Stock based compensation                                                       ---                31,650
              Deferred tax provision                                                  (1,312,401)              167,158
         (Increase) decrease in operating assets
              Accounts receivable                                                        249,105              (189,560)
              Receivables from affiliates                                               (397,055)              518,694
              Other receivable                                                               ---             1,100,000
              Inventories                                                                (18,828)               12,142
              Prepaid expenses and other current assets                                   (2,937)               72,336
              Other assets                                                               (24,827)              (57,431)
         (Decrease) Increase in operating liabilities
              Accounts payable and accrued expenses                                     (698,874)             (442,252)
              Deferred revenue                                                           108,923               365,604
              Deferred income                                                            126,850               379,290
                                                                                       ---------            ----------
              Net cash provided by operating activities                                1,593,930             3,150,163
                                                                                       ---------            ----------

Cash flows from investing activities:
              Purchases of fixed assets                                               (3,795,285)           (5,700,662)
              Proceeds from sale/leaseback transactions                                  548,343             1,953,254
              Collection on note receivable                                                  ---                43,387
              Acquisition of intangible asset                                           (201,128)                  ---
                                                                                        ---------              -------
              Net cash used in investing activities                                   (3,448,070)           (3,704,021)
                                                                                      -----------            ----------

Cash flows from financing activities:
              Principal payments on note payable                                        (500,000)                  ---
              Proceeds from note payable                                                     ---               500,000
              Proceeds from line of credit                                             2,200,000             2,400,000
              Principal payments on line of credit                                      (600,000)           (2,650,000)
                                                                                    -------------           -----------
              Net cash provided by financing activities                                1,100,000               250,000
                                                                                    -------------           -----------
Decrease in cash and cash equivalents                                                   (754,140)             (303,858)
Cash and cash equivalents at beginning of year                                         1,229,718             1,533,576
                                                                                       ---------             ---------
Cash and cash equivalents at end of year                                                $475,578            $1,229,718
                                                                                        ========            ==========

                 See notes to consolidated financial statements

                         SANDATA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business and Economic Dependency

          Sandata, Inc. and Subsidiaries (the "Company") are primarily engaged in the business of providing computerized data processing services and custom software and programming services using Company-developed and licensed software principally to the healthcare industry. The Company primarily operates in the New York metropolitan area. During fiscal years 2001 and 2000, the Company received revenues from a group of customers who are all funded by the Human Resources Administration of the City of New York ("HRA"), amounting to approximately $10,608,000 and $10,623,000, respectively. The Company was owed approximately $1,160,000 and 1,362,000 from these customers at May 31, 2001 and 2000, respectively.

          Principles of Consolidation

          The consolidated financial statements include the accounts of Sandata, Inc. and its wholly owned subsidiaries: Sandsport Data Services, Inc., Sandata Home Health Systems, Inc., Sandata Spectrum, Inc., SANTRAX Systems, Inc., SANTRAX Productivity, Inc. and Pro-Health Systems, Inc. ("Pro-Health", formerly known as Sandata Inteck, Inc.). SANTRAX Productivity, Inc. is an inactive subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Fixed Assets

          Fixed assets are recorded at cost. Depreciation and amortization are computed principally by the straight-line method over the lesser of the estimated useful lives or lease terms of the related assets.

          Impairment of Long-Lived Assets

          The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets as determined by estimated discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          Income Taxes

          The Company uses the liability method to account for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of income tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

          Software Costs

          The Company capitalizes software development costs from the point in time where technological feasibility has been established until the computer software product is available to be sold. The annual amortization of the capitalized amounts is the greater of the ratio of current revenue to total projected revenue for a product, or the straight-line method, and is applied over periods ranging up to five years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

          Research and Development

          Research and development costs are charged to expense as incurred.

          Inventories

          Inventories, consisting of computer hardware and peripherals held for resale, are stated at the lower of cost or market; cost is determined using the specific identification method.

          Net Earnings Per Common Share

          The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted average shares of common stock issued adjusted for the dilutive effect of outstanding stock options.

          Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 2,506,475 for the year ended May 31, 2001 and 2,489,562 for the year ended May 31, 2000. For the year ended May 31, 2001, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive. For the year ended May 31, 2000, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices and the weighted average number of shares of common stock adjusted for the effects of assumed exercises was 2,682,784. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share and the weighted average number of shares of common stock.

          Revenue Recognition

          The Company generates revenues for its computerized information processing services from its Sandsport Home Attendant Reporting Program ("SHARP") and Pro-Health software applications. The SHARP application provides weekly time sheets, billing, payroll processing and management reports for not-for-profit agencies that provide home attendant services to those in need. Revenues are recognized for these services in the period they are provided. The Pro-Health application is an application service provider solution that provides home health care customers access to the Company's software over the Internet without needing sophisticated hardware at its site to house the software or store the data. Customers using this application are charged a monthly fee and revenue is recognized on a monthly basis as the service is provided.

          The Company generates revenues for its telephone-based data collection services from its automated electronic system knows as Sandata(R) SANTRAX(R) ("SANTRAX") software application. The SANTRAX application is an automated electronic system that incorporates telephone technologies into the data reporting process to monitor the arrival and departure times of off-site workers. Revenues from this application are recognized based on a per call or visit basis in the period in which the services are provided.

          Revenues from technology infrastructure and outsourcing services such as data processing, technology infrastructure consulting, web sites development, running e-commerce applications and reselling telephone services are recognized based on per hour or call rates in the period the service is provided.

          The Company generates revenues from information technology services under the name of SandataNet and includes services such as software support, hardware support/break-fix, LAN administration and configuration services and the reselling of computer hardware and third-party software systems. Support revenue is recognized based on per hour rates in the period the service is provided. For maintenance contracts greater than one month, revenue is recognized over the term of the contract on a straight-line basis. Computer hardware and software resale revenues are recognized when the units are shipped and accepted by the customer. The Company does not bundle maintenance with any software sold.

          The Company recognizes gains from sale/leaseback transactions ratably over the term of the underlying lease. All such leases are operating leases. Any losses from these transactions are recognized in the period incurred.

          Cash and Cash Equivalents

          The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

          Concentration of Credit Risk

          The Company is subject to a concentration of credit risk with respect to its trade receivables, as disclosed above. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts.

          The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of May 31, 2001.

          Statements of Cash Flows

          The Company paid income taxes of approximately $23,000 and $21,000 and interest of approximately $252,000 and $231,000 for the years ended May 31, 2001 and 2000, respectively.

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

          Reclassifications

          Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

          Fair Value of Financial Instruments

          The Company's short term financial instruments include cash, accounts receivable, receivable from affiliates and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value. The Company has long-term debt instruments which it believes are stated at their estimated fair value.

          Stock Options and Similar Equity Instruments

          The Company accounts for stock options and similar equity instruments (collectively "Options") issued to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The exercise price for Options issued to employees and directors equals or exceeds the fair value of the Company's Common Stock at the date of grant and, accordingly, no compensation expense is recorded. Equity instruments issued to acquire goods and services from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable.

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

          Business Segments

          The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that its operations are in one segment, computer services to the health care industry.

          New Accounting Pronouncements

          In December 1999, the SEC staff released Staff Accounting Bulleting ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 was adopted by the Company during the fourth quarter of fiscal 2001, and did not have a material impact on the Company's financial results.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which is effective for all fiscal years beginning after December 15, 2001; however, early adoption is permitted for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

NOTE 2 - FIXED ASSETS

         Fixed assets consist of the following:

                                                                Useful                           May 31,
                                                                                                 -------
                                                                  Life                    2001              2000
                                                                ------                    ----              ----

         Computer equipment                                       5 years              $2,883,819        $2,901,023
         Software costs                                           5 years              10,047,618        13,167,965
         Furniture, fixtures and automobiles                    4-7 years                 415,330           327,465
         Leasehold improvements                                  10 years               2,809,278         2,781,728
                                                                                      -----------       -----------
                                                                                       16,156,045        19,178,181

         Less accumulated depreciation and amortization                                10,119,842        10,266,526
                                                                                      -----------        ----------
                                                                                      -----------        ----------
                                                                                       $6,036,203        $8,911,655


          Depreciation and amortization expense relating to fixed assets (other than software costs) amounted to approximately $443,000 and $561,000 in 2001 and 2000, respectively.

          Unamortized software costs amounted to approximately $4,186,000 and $6,755,000 at May 31, 2001 and 2000, respectively. Amortization expense for these costs totaled approximately $2,305,000 and $1,823,000 in 2001 and 2000, respectively.

          Research and development expenses amounted to approximately $10,000 and $122,000 in 2001 and 2000, respectively.

          During the fourth quarter of the year ended May 31, 2001, the Company shut down certain operating systems and hardware configurations, which had been capitalized in previous years. The Company had determined that the older system's architecture had become obsolete and too costly to maintain, so the Company coordinated placing several new systems in production after running parallel with pre-existing systems resulting in the retirement of the older systems during the fourth quarter. The Company further determined that there is no net realizable value remaining since no future revenue would be recognized in the retired systems because the architecture was completely replaced by the new systems. As such the Company recognized an impairment loss of approximately $3,300,000 for the year ended May 31, 2001.

NOTE 3 - DEBT

          Credit Agreement

          The Company's wholly owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), has a revolving credit agreement (the "Credit Agreement") with a bank (the "Bank") which allows Sandsport to borrow amounts up to $4,500,000 and is due on February 14, 2003. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement requires Sandsport to pay a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement, which pledge is secured by a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. In addition, the Company is restricted in its ability to declare and pay dividends pursuant to the Credit Agreement. The Group's guaranty to the Bank was modified to include all indebtedness incurred by the Company under the amended Credit Agreement.

          In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 2001 and 2000, the Group failed to meet these net worth and financial ratios, and subsquently the Bank granted the Group a waiver.

          On August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered in the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth, and to maintain certain financial ratios were revised on a going-forward basis and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group.

          There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios or any other affirmative or negative covenants in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of May 31, 2001, the outstanding balance on the Credit Agreement with the Bank was $3,850,000

          Long Term Debt

          Long-term debt at May 31, 2001 and 2000 was as follows:

                                                                           2001             2000
                                                                           ----             ----

         Note payable to affiliate, due 2001                            $      ---     $    500,000

         Variable Rate Term Loan under Credit Agreement                  3,850,000        2,250,000
                                                                        ----------     ------------
         Long-term debt                                                 $3,850,000     $  2,750,000
                                                                        ==========      ===========

          As of May 31, 2000, the Company owed National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman, $500,000 pursuant to a promissory note, dated May 31, 2000 and due June 1, 2001, plus interest at the rate of 9-1/2%; interest on such note was payable quarterly. The Note was paid on May 31, 2001.

          On June 9, 2001, the Company again gave a promissory note to Health Card in the principal amount of $500,000, with interest at the rate of 7%, which was due on June 8, 2002. This Note was paid in full on August 15, 2001.

NOTE 4 - INCOME TAXES

          The income tax (benefit) expense is comprised of the following:

                                                                               Year ended May 31,
=====================================================================================================
                                                                               2001              2000
                                                                               ----              ----
         Current
            Federal                                           $                 ---  $            ---
            State                                                            19,000            22,000
                                                                             ------            ------
            Total current                                                    19,000            22,000
                                                                             ------            ------
         Deferred
            Federal                                                      (1,089,293)          138,741
            State                                                          (223,108)           28,417
                                                                           ---------           ------
            Total deferred                                               (1,312,401)          167,158
                                                                         -----------          -------

         Income tax (benefit) expense                                $   (1,293,401)      $   189,158
                                                                     ===============      ===========


          The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                                   Year ended May 31,
                                                                                   2001                2000
                                                                                   ----                ----

         Statutory U.S. federal tax rate                                           (34.0%)             34.0%
         State taxes                                                                (5.8)              21.4
         Permanent Differences                                                       1.2               19.5

         Other                                                                       1.6               18.2
                                                                                     ---               -----

                                                                                     37%               93.1%
                                                                                     ===               =====

          The components of deferred tax assets and liabilities at May 31, 2001 and 2000 consist of the following:

                                                                               2001              2000
                                                                               ----              ----
         Deferred Tax Assets-Current portion
           Allowance for Doubtful Accounts                              $   142,230       $   183,590
           Deferred Income                                                   43,340           132,298
           Accured Expenses                                                  79,706           116,638
           Other                                                              9,194             6,868
                                                                              -----             -----
             Deferred Tax Assets, current                               $   274,470       $   439,394
                                                                        ===========       ===========

         Deferred Tax Assets-Long term portion
           Net Operating Loss Carryforwards                               1,255,038         1,084,575
           Deferred Income                                                  129,255           129,254
           Goodwill                                                          82,872               ---
           Other                                                                615            24,438
                                                                                ---            ------
             Deferred Tax Assets, long term                               1,467,780         1,238,267
                                                                          ---------         ---------

         Deferred Tax Liabilities-Long term
           Depreciation and amortization                                 (1,132,007)       (2,379,819)
                                                                          -----------     -----------

           Total deferred tax asset (liability), net                    $   335,773     $  (1,141,552)
                                                                        ===========     ==============

          Management determined that it was more likely than not that future taxable income would be sufficient to enable the Company to realize all of its deferred tax assets. Accordingly, no valuation allowance has been recorded at May 31, 2001 and 2000.

          At May 31, 2001, the Company had net operating loss carryforwards for tax purposes of approximately $3,061,000, expiring at various dates through 2022.

NOTE 5- COMMITMENTS AND CONTINGENCIES

          Lease Agreements

          The Company leases office space at 26 Harbor Park Drive, Port Washington, NY 11050 (the "Facility") from BFS Realty LLC, successor to BFS Realty LLC and an affiliate of the Company's Chairman (the "Affiliate") (see Note 6). The Company paid rent in the amount of $615,412 and $694,943 to the Affiliate for the years ended May 31, 2001 and 2000, respectively.

          The Company has obligations to pay rental expense in connection with seven sale/leaseback transactions. The rental expenses amounted to approximately $1,630,000 and $1,956,000 for the years ended May 31, 2001 and 2000 respectively. (See Note 8)

          Total office space and equipment rental expense under all operating leases amounted to approximately $3,417,155 and $3,669,000 in fiscal 2001 and 2000, respectively.

          Future minimum lease payments for all non cancelable operating leases at May 31, 2001 are as follows:

                                                Amount
           Year ending May 31,
                2002                            $3,407,325
                2003                             1,931,007
                2004                               708,516
                2005                               481,541
                2006                               505,618
                Thereafter                       2,288,240
                                                 ---------
                                                $9,322,247

          As of June 1, 2001, the Company entered into a lease for the Company's Facility with the Affiliate. The lease provides for annual rental payments of $369,165 for the period June 1, 2001 to May 31, 2002, with annual 5% increments in each 12-month period thereafter. The lease also requires monthly payments of various types, such as the Company's proportionate share of real estate taxes and common area maintenance charges, that aggregate approximately $16,000 per month.

     Litigation

     a. The Company has been providing services to Federation of Puerto Rican Organizations, and/or its affiliates (individually and collectively, the "Federation"), an HRA Vendor Agency, since 1995. By November 30, 1997, the Company had acquired a loan receivable for an aggregate of $300,000 from an affiliate of the Company's Chairman, due from the Federation. Such loan receivable was supposed to be secured by accounts receivable due to the Federation from various affiliates of the Federation. Shortly following the Company's acquiring such receivable, the Federation and its affiliates filed for bankruptcy protection. While the bankruptcy petition for the Federation itself has been dismissed, some of the Federation's affiliates remain in bankruptcy proceedings. At May 31, 2000, the Company had written off the $300,000 principal loan receivable in addition to $47,296 for services rendered against a reserve established in prior years for these amounts. The affiliate from whom the Company acquired the loan receivable subsequently obtained a judgment against the Federation in the amount of $527,760, including pre-judgment interest. The Company has been advised that, due to the continuing bankruptcy proceedings for the Federation's affiliates, from whom the Federation received substantially all of its revenues, the collectibility of this judgment is extremely doubtful.

     b.   On  December  21,  1998,   the  Company  and  MCI   Telecommunications
          Corporation, now know as MCI WorldCom ("MCI") settled a patent infringement lawsuit brought by MCI against the Company in the United States District Court for the Eastern District of New York, captioned MCI Telecommunications Corporation v. Sandata, Inc. The settlement provides, among other things, that the Company is granted a license under certain of MCI's patents which permits the Company to continue to market and sell its SANTRAX time and attendance verification product non-exclusively nationwide, and exclusively in the home health care industries for the five New York boroughs, and that the Company will pay MCI certain royalties, on a per call basis. The license remains in effect until the last to expire of various patents held by MCI or until October 19, 2010, whichever is later.

     c. On October 19, 1999, the Company and Pro-Health brought an action against Provider Solutions Corporation ("Provider"), Michael Milvain and Charlotte Fritchie in Supreme Court, New York County, Index No. 99-26033, based on breach of contract, fraudulent misrepresentation and other causes of action, demanding damages of approximately $10,000,000 (the "State Action").

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

               On March 8, 2001 the Company, Pro-Health, Provider and all involved parties and individuals settled the consolidated Federal Action, globally resolving all issues, claims and disputes. The settlement entailed the exchange of general releases between the Company, Pro-Health, Provider and all parties, and the payment of $600,000 to Provider, of which $50,000 was paid by the Company. The balance of the payment under the settlement was funded by the Company's insurers. The settlement did not have a material effect on the Company's operations. The Company has retained its proprietary interest in the subject software.

     d. In August of 1999, the Company's wholly-owned subsidiary, Sandsport was named as a defendant in Greater Bright Light Home Care Services, Inc. et al. v. Joseph Jeffries-El, El Equity Corporation, Sandsport Data Services, Inc. et al (Supreme Court of the State of New York, Kings County). Sandsport's contractual obligation to Greater Bright Light involved the depositing of certain government-issued checks into a specific bank account. Upon receiving written notification from the agency issuing the checks to stop depositing them in that account, Sandsport ceased depositing them. The plaintiff brought the action against Joseph Jeffries - El and El equity, and El Equity counterclaimed against the plaintiff, each basing its claims on the financing agreement between them. El Equity also cross-claimed against Sandsport, asserting that Sandsport converted the government-issued checks to its own use. Although Sandsport is named as a defendant, the Complaint seeks no affirmative relief against Sandsport. Co-defendant Citibank has asserted indemnification claims against Sandsport and all of the other defendants. Sandsport disputes all liability. However, the Company is unable to predict the outcome of these claims and accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     e. On April 2, 2001, the Company was served with a First Amended Complaint filed by Dataline, Inc. ("Dataline") against MCI and the Company for alleged trade libel and related counts, in the United States District Court of the Southern District of New York, Civil Action No. 00-CV-1578. The Company has filed its answer, denying all claims, and the case has been consolidated with a case that MCI filed against Dataline for patent infringement, Civil Action No. 01-CV-3849. The Company is taking steps to bring a motion for summary judgment against Dataline, and the judge is considering whether the summary judgment motion can be brought. The Company denies all substantive allegations of Dataline and intends to contest the case vigorously. However, the Company is unable to predict the outcome of these claims and accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     f. An action has been commenced against the Company and Health Card by a former executive of Health Card, Mary Casale, who alleges that employees of both Health Card and the Company engaged in sex discrimination as to Ms. Casale, and thus, violated Title VII of the Civil Rights Act of 1964. The matter is presently pending before New York City office of the Equal Employment Opportunity Commission (`EEOC"). The EEOC has made no findings or other determinations as to the merits of the parties' claims or defenses. The Company is being defended pursuant to an employment practices liability insurance policy, the coverage of which is subject to various terms, conditions, and exclusions.

               Only a preliminary investigation into this matter has been conducted, and discovery has not commenced. Ms. Casale has yet to bring suit in state or federal court, and, thus, could conceivably assert additional claims. The Company denies the material allegations Ms. Casale has brought against it and intends to defend itself as vigorously as is necessary. However, the Company is unable to predict the outcome of these claims and accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

          Employment and Deferred Compensation Agreements

               On February 1, 1997 the Company and its Chairman ("Mr. Brodsky") entered into an employment agreement for a five year term (the "Brodsky Employment Agreement"). Among other things, the Brodsky Employment Agreement provides compensation at the annual rate of $500,000 or a lesser amount if mutually agreed. The Brodsky Employment Agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal years ended May 31, 2001 and 2000 and has signed waivers evidencing his agreement to such reductions.

               The Company also has a deferred compensation agreement with Mr. Brodsky pursuant to which the Company will pay (i) to Mr. Brodsky a lump sum ranging from $75,000 to $255,000 if he voluntarily terminates his employment with the Company after attaining 55 years of age (ii) to Mr. Brodsky's beneficiary a lump sum ranging from $200,000 to $450,000 in the event of Mr. Brodsky's death during the term of his employment with the Company. The amount of the payment is dependent upon the age of Mr. Brodsky at the time of termination or death. The Company has obtained insurance on Mr. Brodsky's life pursuant to which its obligations under the above agreement may be funded by the cash surrender value of the policy.

NOTE 6 - RELATED PARTY TRANSACTIONS

     a. In November, 1996 the Company entered into an agreement with the Affiliate, the Nassau County Industrial Development Agency ("NCIDA"), and Marine Midland Bank (the "Bondholder") (the "Agreement"). Pursuant to the Agreement, the Affiliate (i) assumed all of the Company's rights and obligations under a Lease Agreement that was previously between the Company and the NCIDA (the "Lease"), and (ii) entered into a Sublease Agreement with the Company for the premises the Company occupies. Pursuant to the Agreement, the Affiliate also obtained the right to become the owner of the premises upon expiration of the Lease. Under the terms of the Agreement, the Company is jointly and separately liable to the NCIDA for all obligations owed by the Affiliate to the NCIDA under the Lease; however, the Affiliate has indemnified the Company with respect to certain obligations relative to the Lease and the Agreement. In addition, the Agreement provides that the Company is bound by all the terms and conditions of the Lease, and that a security interest is granted to the Affiliate in all of the Company's fixtures constituting part of the premises.

               The foregoing transactions and agreements were the last in a series of transactions involving the Company, the Affiliate, NCIDA, the Bondholder and the U.S. Small Business Administration ("SBA"). Chief among these was the borrowing by the Affiliate in June of 1994 of $3,350,000 in the form of Industrial Development Revenue Bonds (the "Bonds") to finance the acquisition of the Company's facility (the "Facility"). Simultaneously with the issuance of the Bonds: (1) NCIDA obtained title to the Facility and leased it to the Affiliate, (2) the Affiliate subleased the Facility to the Company, (3) the Bondholder bought the Bonds, (4) the Bondholder received a mortgage and security interest in the Facility to secure the payment of the Bonds. The Affiliate's obligations under the Lease were guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Affiliate's obligations respecting repayment of the Bonds were also guaranteed by Mr. Brodsky, the Company, Sandsport and others.

               The Bonds currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of May 31, 2001 was $1,617,778. The Company paid rent to the Affiliate of $615,412 and $694,943 for the years ended May 31, 2001 and 2000.

               On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the SBA (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA loan is guaranteed by the Company and various subsidiaries of the Company. The entire proceeds were used to repay a portion of the Bonds. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA loan as of May 31, 2001 was $625,787.

     b. The Company derived revenue from Health Card, a company affiliated with the Company's Chairman, principally for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to approximately $2,458,000 and $1,753,000 for the years ended May 31, 2001 and 2000, respectively. The Company billed Health Card approximately $821,000 and $540,000 for quality assurance testing of software programs developed by Health Card and network support, and $561,000 and $302,000 for help desk services, $447,800 and $320,000 for data processing center as well as $533,600 and $472,000 for certain computer equipment leases and other services for $94,600 and $119,000 for years ended May 31, 2001 and 2000, respectively. In addition the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $133,500 and $151,000 for the years ended May 31, 2001 and May 31, 2000 and are recorded as a reduction of operating expense. The Company was owed $550,000 from Health Card at May 31, 2001. Subsequent to May 31, 2001, the Company received approximately $536,300 from Health Card, representing substantially complete payment of amounts due as of that date. Sandsport is expected to continue to provide data processing services to Health Card at a monthly fee of about $36,000, subject to reduction in the event Health Card decides to provide these services internally.

     c. The Company makes lease and rent payments to affiliates of the Company's Chairman. The payments for leased equipment were made to P.W. Capital Corp. and P.W. Medical Management, Inc., and were $395,989 and $393,903 for the years ended May 31, 2001 and 2000, respectively. The payments for the Facility were made to BFS Realty, LLC, and were $615,412 and $694,943 for the years ended May 31, 2001 and 2000, respectively. In June 2001, the Company entered into a new lease for the Facility with Affiliate. (See Note 5).

     d. Medical Arts Office Services, Inc. ("MAOS"), of which the Company's Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. For the years ended May 31, 2001 and 2000 the total payments made by the Company to MAOS were $279,894 and $399,592, respectively.

     e. During the years ended May 31, 2001 and 2000 the Company paid an aggregate of $65,894 and $36,404, respectively on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

NOTE 7 - SHAREHOLDERS' EQUITY

     a.   Stock Based Compensation

               On February 4, 2000, the Company granted 25,000 shares of Common Stock with a fair value of $31,650 to the Company's Chairman as a bonus for services to the Company. As such, the Company has recorded a charge to its operations for this amount for the year ended May 31, 2000.

     b.   Stock Options

               The Company maintains the following stock option plans:

               1984 Stock Option Plan

               There had been 2,536 options granted at an exercise price of $1.88 under an incentive stock option plan adopted in October 1984 and subsequently amended. Options granted under this plan were granted at exercise prices not less than fair market value on the date of grant. All of the options outstanding under this plan expired in January 2001. No additional options may be granted under this plan.

               1995 Stock Option Plan

               At May 31, 2001, there were 590,500 incentive options outstanding under a stock option plan adopted in January 1995 (the "1995 Plan"), which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. Of these options, 520,500 are held by officers of the Company. The plan requires that incentive options be granted at exercise prices not less than the fair market value at the date of grant, and terminates in January 2005. All options outstanding under this plan are exercisable at May 31, 2001 at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.

               On July 14, 1997, the Company filed a Registration Statement on Form S-8 relative to reofferings of shares of Common Stock of the Company which may be acquired pursuant to the 1995 Plan.

               1998 Stock Option Plan

               At May 31, 2001 there were 987,092 incentive stock options outstanding under a stock option plan adopted in October 1998, (the "1998 Plan") which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that incentive options be granted at exercise prices not less than the fair market value at the date of grant and terminates in August 2008. Of the options outstanding at May 31, 2001, 484,545 were exercisable at prices ranging from $1.31 to $3.00 over three to five years from the date of grant.

               2000 Stock Option Plan

               In October 2000 the Board of Directors approved the adoption of a stock option plan (the "2000 Plan"). The 2000 Plan was subsequently adopted by Shareholders at the Company's Annual Meeting on November 20, 2000. At May 31, 2001, there were 150,000 incentive options outstanding under the plan, which provides for both incentive and nonqualified stock options and reserves 1,500,000 shares of common stock for issuance in connection with option grants. The 2000 Plan terminates in September 2010. Options outstanding under the plan vest over a seven-year period commencing December 31, 2000 and ending December 31, 2007 and are exercisable at $3.00 per share over a period of ten years from the date of grant. At May 31, 2001, there were 33,333 options currently exercisable.

               Summary information with respect to the stock option plans follows:

                                            Range of          Outstanding         Outstanding
                                            exercise             options           options
                                            prices ($)           granted          exercisable
                                            ----------        -----------         -----------
         Balance, June 1, 1999              1.41 - 3.00         958,246             684,806
         Granted                            1.31 - 3.00         682,977             177,965
         Cancelled                                             (117,321)            (12,900)
                                                               ---------            --------
         Balance, May 31, 2000              1.31 - 3.00       1,523,902             849,871
         Granted                            3.00                279,808             269,653
         Cancelled                                              (76,118)            (11,146)
                                                                --------            --------
         Balance May 31, 2001               1.31 - 3.00       1,727,592           1,108,378
                                                             ==========           =========

               Stock option grants to certain officers and directors were as follow:

               On July 14, 1998, the Chairman, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company received interest payments on such notes in the amount of $162,110 and $120,658 during the fiscal years ended May 31, 2001 and 2000. As of May 31, 2001 and 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,722,547 and $1,746,145, respectively. On July 14, 2001, the Company agreed to extend the due dates of such notes for one hundred twenty days.

               In October 1998, the Company granted certain directors of the Company qualified stock options to purchase an aggregate of 20,000 shares of the Company's common stock under the 1998 Plan at an exercise price of $3.00. These options vest immediately and are exercisable over a five-year period.

               In December 1998, the Company granted 520,500 incentive options to certain officers of the Company under the 1995 Plan at an exercise price of $1.41 per share. These options vest immediately and are exercisable over a five-year period.

               In February 2000, the Company granted its Chairman incentive stock options to purchase an aggregate of 350,000 shares under the 1998 Plan at an exercise price of $1.31. These options vest and are exercisable over a five year period.

               In April 2000, the Company granted certain directors of the Company non-qualified stock options to purchase an aggregate of 72,000 shares under the 1998 Plan at an exercise price of $3.00. These options vest and are exercisable over a six year period.

               In April 2000, the Company granted its President incentive stock options to purchase an aggregate of 100,000 shares under the 1998 Plan at an exercise price of $3.00. In October 2000, the Company granted its President incentive stock options to purchase 150,000 shares under the 2000 plan, at an exercise price of $3.00 per share. The employment of the Company's President was terminated on August 6, 2001, at which date the President became entitled to exercise, for ninety days, those options which had already vested. Those options consisted of 33,340 shares under the 1998 Plan, and 33,333 under the 2000 Plan.

               In November 2000, the Company granted certain directors of the Company non-qualified stock options to purchase an aggregate of 20,000 shares of the Company's common stock under the 1998 Plan at an exercise price of $3.00. These options vest over a three-year period and are exercisable over a five-year period.

               Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock option plans under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000.

          ASSUMPTIONS

                                                  Years  ended  May 31,
                                                  2001             2000
                                                  ----             ----
          Risk free rate                        5.25-6.04%         5.790%-6.44%
          Dividend  yield                        .00               .00
          Volatility factor of the expected
                market price of the             117%               115%
                Company's common stock
          Average life                          5 years            5 years

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly differently from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma income (loss) is as follows:

                                                Years ended May 31,
                                                2001           2000
                                                ----           ----

                  Pro forma net loss            $(2,470,616)  $(92,036)
                  Pro forma net loss per share  $      (.99)  $   (.04)

               The weighted average fair value of options granted during the years ended May 31, 2001 and 2000 were $.86 and $1.29, respectively. The weighted average remaining contractual life of options exercisable at May 31, 2001 is 5 years. The exercisable prices range from $1.31 to $3.00 for options outstanding as of May 31, 2001.

     c.   Restricted Stock Grant Plan

               On September 1, 2000 the Board of Directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the Shareholders at the Company's Annual Meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the Board may impose, such as restrictions relating to length of service, corporate performance, or other restrictions. As of May 31, 2001, no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of Common Stock reserved for issuance in connection with grants made under the Stock Grant Plan.

NOTE 8 - SALE/LEASEBACK TRANSACTIONS

               The Company is a party to various sale/leaseback transactions involving certain fixed assets, principally computer hardware, software and equipment. Gains on these transactions have been deferred and are being recognized over the lives of the related leases. Approximately $344,000 and $401,000 of the deferred gains were recognized in other income for the years ended May 31, 2001 and 2000, respectively. Included in these amounts are the effects of the following sale/leaseback transactions:

               In January 1998, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $515,000, were sold for $700,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $36,000 and $62,000 of the deferred gain was recognized for fiscal 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights to such lease.

               In January 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $830,000, were sold for $1,100,000. The resulting gain of approximately $270,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $90,000 and $90,000 of deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

               In May 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $896,000, were sold for $1,100,000. The resulting gain of approximately $204,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $ 68,000 and $68,000 of deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

               In October 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $895,000, were sold for $1,115,000. The resulting gain of approximately $220,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $73,000 and $49,000 of the deferred gain was recognized for the years ended May 31, 2001 and 2000 respectively. An unaffiliated third party purchased the residual rights in such lease.

               In January 2000, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $442,000, were sold for $561,000. The resulting gain of approximately $119,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $40,000 and $13,000 of deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

               In February 2000, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $237,000, were sold for $277,000. The resulting gain of approximately $40,000 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $14,000 and $3,000 of deferred gain was recognized for the years ended May 31, 2001 and 2000, respectively. An unaffiliated third party purchased the residual rights in such lease.

               In November 2000, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $421,500, were sold for $548,300. The resulting gain of approximately $126,800 was recorded as deferred income and is being recognized over the life of the lease, which is thirty-six (36) months. Approximately $21,000 of the deferred gain was recognized for the year ended May 31, 2001.

NOTE 9 - ASSET ACQUISITION AND IMPAIRMENT

               On April 27, 2001, the Company acquired certain assets of North American Internet Services, Inc. ("NAIS"), a provider of broadband services, Internet access, and co-location services for approximately $201,000. NAIS had entered bankruptcy proceedings and, under the auspices of the Bankruptcy Court, the Company was permitted to "credit bid" approximately $124,000 of expenses (including salaries) it had incurred on behalf of NAIS as the purchase price for the assets, and was given 180 days to exploit the assets it had acquired. The Company incurred approximately $77,000 in additional costs related to the acquisition of these assets. The tangible assets were determined to have no significant fair value. Therefore, all the expenditures related to the acquisition were allocated to goodwill. The Company has the option to abandon the exploitation of these assets within the 180 day period. If the Company continues to use the NAIS assets, 10% of the profits (defined as earnings before interest expense and taxes) generated by such use must be paid to the bankruptcy estate for the first three years.

               At May 31, 2001, the Company performed an evaluation of the recoverability of the assets acquired from NAIS and concluded that a significant impairment of these assets had occurred based on actual results during the year ended May 31, 2001 and on estimated future cash flows not being sufficient to recover the carrying value of the goodwill. As such, the carrying value of goodwill was written down to its estimated fair value, which was determined based on discounted estimated cash flows. The Company recognized an impairment loss and write down of the goodwill of approximately $201,000. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary significantly from such estimates.

NOTE 10 - Retirement Plan

               The Company has a 401(k) savings plan covering all eligible employees in which the Company matches a portion of the employees' contribution. The amount of this match was $38,197 and $31,296 in fiscal years 2001 and 2000, respectively.

NOTE 11 - REVENUE BY PRODUCT LINE

               The Company derives its revenue from several product lines that are similar in nature. The following table provides the service fee revenues for the product lines earned for the fiscal years ended May 31, 2001 and 2000:

                                                                       For the years ended May 31,
                                                                               2001              2000
                                                                               ----              ----
         Computerized information processing                          $   5,960,450     $   5,628,718
         Telephone-based data collection                                  7,561,852         7,365,949
         Technology infrastructure and outsourcing                        2,071,266         2,634,642
         Information technology                                           2,170,240         2,358,337
         Other                                                                5,261               ---
                                                                              -----               ---

                                                                       $ 17,769,069      $ 17,987,646
                                                                       ============      ============

NOTE 12 - SUBSEQUENT EVENTS

     On August 9, 2001 the Company announced that it had terminated the employment of Stephen Davies as President of the Company, and would be terminating approximately 30 other employees. Under the terms of Mr. Davies' Employment Agreement, he is entitled to a severance payment equal to six (6) months' base salary, or $100,000, and has 90 days from the date of termination to exercise the 66,673 options that were vested on that date. In addition, the Company paid approximately
          $47,000 in severance payments for approximately 30 other terminated employees.

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

Date: September 7, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Bert E.Brodsky
         Bert E. Brodsky, Chairman, Treasurer, Director

Date: September 7, 2001


By   /s/ Hugh Freund
         Hugh Freund, Executive Vice President, Secretary, Director

Date: September 7, 2001


By   /s/ Gary Stoller
         Gary Stoller, Executive Vice President, Director

Date: September 7, 2001


By    /s/ Paul J.Konigsberg
          Paul J. Konigsberg, Director

Date: September 7, 2001

By   /s/ Ronald L. Fish
         Ronald L. Fish, Director

Date: September 7, 2001