Form 10QSB
period 2001-08-31
SANDATA INC
filed 2001-10-12
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended          August 31, 2001
                               ----------------------------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                               0-14401
                       ---------------------------------------------------------

                                         SANDATA, INC.
--------------------------------------------------------------------------------
                        (Name of Small Business Issuer in Its Charter)

       Delaware                                   11-2841799
--------------------------------------------------------------------------------
  Incorporation or Organization)                Identification No.)

26 Harbor Park Drive, Port Washington, NY                   11050
-----------------------------------------          -----------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                  516-484-9060
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of October ____, 2000 was _________shares.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes                        No   X
----------------               ---------------

                                      INDEX


                                                                  Page

PART I        -   FINANCIAL INFORMATION

Item 1        -   FINANCIAL STATEMENTS:

                  CONSOLIDATED CONDENSED BALANCE                    3
                  SHEETS as of August 31, 2001 (Unaudited) and May 31, 2001 (Audited)

                  UNAUDITED CONSOLIDATED CONDENSED                  5
                  STATEMENTS OF OPERATIONS for the three
                  months ended August 31, 2001 and  August 31, 2000

                  UNAUDITED CONSOLIDATED CONDENSED                  6
                  STATEMENTS OF CASH FLOWS for the three
                  months ended August 31, 2001 and August 31, 2000

                  NOTES TO CONSOLIDATED CONDENSED                   7
                  FINANCIAL STATEMENTS

Item 2        -   MANAGEMENT'S DISCUSSION AND                      14
                  ANALYSIS OR PLAN OF OPERATION

PART II       -   OTHER INFORMATION                                17

Item 1        -   LEGAL PROCEEDINGS                                17

Item 2        -   CHANGES IN SECURITIES                            17

Item 3        -   DEFAULTS UPON SENIOR SECURITIES                  17

Item 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                          17

Item 5        -   OTHER INFORMATION                                17

Item 6        -   EXHIBITS AND REPORTS ON FORM 8-K                 17

                         SANDATA, INC. AND SUBSIDIARIES


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                UNAUDITED                 AUDITED
                                                                                August 31,                May 31,
                                                                                     2001                     2001
                                                                                     ----                     ----
ASSETS:
CURRENT ASSETS
       Cash and cash equivalents                                                $2,003,796              $   475,578
       Accounts receivable, net of allowance for doubtful
           accounts of $364,000 at August 31, 2001 and
           $347,000 at May 31, 2001                                               2,080,071               2,160,675
       Receivables from affiliates                                                  669,265                 802,787
       Inventories                                                                   49,999                  35,993
       Prepaid expenses and other current assets                                    244,697                 416,056

       Deferred Income Taxes                                                        279,101                 274,470
                                                                                    -------                 -------

TOTAL CURRENT ASSETS                                                              5,326,929               4,165,559

FIXED ASSETS, NET                                                                 6,372,401               6,036,203

DEFERRED INCOME TAXES                                                               501,326                 335,773

OTHER ASSETS
       Notes receivable                                                             115,883                 117,262
       Cash surrender value of officer's life insurance,
           security deposits and other                                              870,460                 866,774
                                                                                ------------             ----------

TOTAL ASSETS                                                                    $13,186,999             $11,521,571
                                                                                ===========             ===========

            See notes to consolidated condensed financial statements

                         SANDATA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                UNAUDITED                 AUDITED
                                                                                August 31,                May 31,
                                                                                     2001                   2001
                                                                                     ----                   ----


LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
       Accounts payable and accrued expenses                                    $ 3,179,643          $ 1,881,269
       Deferred/unearned revenue                                                     54,712               31,069
       Deferred income                                                              257,100              296,560
                                                                                    -------          -----------

TOTAL CURRENT LIABILITIES                                                         3,491,455            2,208,898

LONG TERM DEBT                                                                    4,450,000            3,850,000
DEFERRED INCOME                                                                      82,221              124,401
                                                                                   --------              -------

TOTAL LIABILITIES                                                                 8,023,676            6,183,299
                                                                                  ---------            ---------

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY
       Common stock                                                                   2,506                2,506
       Additional paid in capital                                                 5,803,704            5,803,704
       Retained earnings                                                            876,772            1,051,721
       Notes receivable - officers                                               (1,519,659)          (1,519,659)
                                                                                ------------         ------------

TOTAL SHAREHOLDERS' EQUITY                                                        5,163,323            5,338,272
                                                                                  ---------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $13,186,999          $11,521,571
                                                                                ===========          ===========

            See notes to consolidated condensed financial statements

                         SANDATA, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                              THREE MONTHS ENDED
                                                                                                 AUGUST 31,
                                                                                            2001                 2000
                                                                                            ----                 ----

REVENUES:
       Service fees                                                                      $4,392,328          $4,429,140
       Other income                                                                          98,742              93,668
       Interest income                                                                       33,596              48,608
                                                                                          4,524,666           4,571,416
                                                                                         ----------          ----------
COSTS AND EXPENSES:
       Operating                                                                          2,714,083           2,617,400
       Selling, general and administrative                                                1,650,170           1,178,530
       Depreciation and amortization                                                        427,862             663,955
       Interest expense                                                                      77,679              51,265
                                                                                      -------------       --------------

TOTAL COSTS AND EXPENSES                                                                  4,869,794           4,511,150
                                                                                          ---------           ---------

(LOSS) EARNINGS FROM OPERATIONS BEFORE INCOME TAXES                                        (345,128)             60,266

       Income tax (benefit) expense                                                        (170,179)             50,998
                                                                                            --------        -----------

NET (LOSS) EARNINGS                                                                      $( 174,949)      $       9,268
                                                                                         ===========      =============

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE                                              $     (.07)      $         .00

            See notes to consolidated condensed financial statements

                         SANDATA, INC. AND SUBSIDIARIES


            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                             AUGUST 31,
                                                                                      2001                    2000
                                                                                      ----                    ----
Cash flows from operating activities:
Net (loss) earnings                                                             $ (174,949)                $      9,268
Adjustments to reconcile net (loss) earnings to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                               427,862                      663,955
         Deferred income taxes                                                    (170,179)                      45,490
         (Loss) gain on the disposal of fixed assets                                (4,309)                       3,893
       Increase in allowance for doubtful accounts                                  17,101                       13,000
       Decrease in deferred income                                                 (81,640)                      (7,199)
       Increase (decrease) of deferred revenue                                      23,643                      (88,957)
Decrease in operating assets                                                       218,544                      381,830
Increase (decrease) in operating liabilities                                     1,298,374                     (407,576)
                                                                                  ---------                    ---------

Net cash provided by operating activities                                        1,554,447                      613,704
                                                                                  ---------                   ---------

Cash flows from investing activities:
       Purchases of fixed assets                                                  (759,751)                    (915,048)
       Proceeds from note payable                                                  500,000                          ---
         Principal payments on note payable                                       (500,000)                         ---
       Decrease (Increase) in receivables from affiliates                          133,522                     (322,485)
                                                                                   -------                  ------------

Net cash (used in) investing activities                                           (626,229)                  (1,237,533)
                                                                                  ---------                   ----------

Cash flows from financing activities:
       Proceeds from note payable                                                      ---                      100,000
       Proceeds from line of credit                                              1,450,000
       Principal payments on line of credit                                       (850,000)                    (100,000)
                                                                                  --------                  -----------

Net cash provided by financing activities                                          600,000                          ---
                                                                                   -------                  -----------

       Increase (Decrease) in cash and cash equivalents                          1,528,218                     (623,829)
       Cash and cash equivalents at beginning of period                            475,578                    1,229,718
                                                                                   -------                 ------------
       Cash and cash equivalents at end of period                               $2,003,796                 $    605,889
                                                                                ==========                 ============


            See notes to consolidated condensed financial statements

                         SANDATA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The Consolidated Condensed Balance Sheet as of August 31, 2001, the Consolidated Condensed Statements of Operations for the three month period ended August 31, 2001 and 2000 and the Consolidated Condensed Statements of Cash Flows for the three month period ended August 31, 2001 and 2000 have been prepared by Sandata, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of August 31, 2001 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001. Results of Operations for the period ended August 31, 2001 are not necessarily indicative of the operating results expected for the full year.

2.       RELATED PARTY TRANSACTIONS

     a. Pursuant to an agreement (the "Agreement") involving the Company, Nassau County Industrial Development Agency ("NCIDA"), BFS Realty, LLC (the "Affiliate") HSBC Bank USA (successor to Marine Midland Bank) and the U.S. Small Business Administration ("SBA"), the Affiliate borrowed $3,350,000 in Industrial Development Revenue Bonds (the "Bonds") to finance the acquisition of the Company's facility (the "Facility").

     Under the terms of the Agreement, the Company is jointly and separately liable to the NCIDA for all obligations owed by the Affiliate to the NCIDA under the lease agreement between NCIDA, as landlord, and the Affiliate, as Tenant (the "Lease"); however, the Affiliate has indemnified the Company with respect to certain obligations relative to the Lease and the Agreement. The Company subleases space from the Affiliate (see below). The Bonds currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of August 31, 2001 was $1,574,445.

     The Company has also entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the SBA (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA Loan is guaranteed by the Company and various subsidiaries of the Company. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA loan as of August 31, 2001 was $619,271.

     b. The Company derived revenue from National Medical Health Card Systems, Inc. ("Health Card") a company affiliated with the Company's Chairman, principally for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to approximately $367,000 and $597,000 for the three months ended August 31, 2001 and 2000, respectively, for various services. In addition the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $61,000 and $18,000 for the three months ended August 31, 2001 and 2000 respectively and are recorded as a reduction of operating expense. The Company was owed $400,892 from Health Card at August 31, 2001. Subsequent to August 31, 2001, the Company received approximately $185,500 from Health Card.

     c. The Company makes lease and rent payments to affiliates of the Company's Chairman. The payments for leased equipment were made to P.W. Capital Corp. and P.W. Medical Management, Inc., and were $95,186 and $98,590 for the three months ended August 31, 2001 and 2000, respectively. The payments for the Facility were made to the Affiliate, and were $142,943 and $140,900 for the three months ended August 31, 2001 and 2000, respectively.

     d. Medical Arts Office Services, Inc. ("MAOS"), of which the Company's Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. For the three months ended August 31, 2001 and 2000 the total payments made by the Company to MAOS were $89,270 and $59,434, respectively.

     e. During the three months ended August 31, 2001 and 2000 the Company paid an aggregate of $12,626 and $16,364, respectively on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

3.       DEBT NOTE

     Pursuant to the revolving credit agreement dated April 18, 1997, as amended, between Sandsport, Inc., a wholly owned subsidiary of the Company ("Sandsport"), and HSBC Bank USA (the "Credit Agreement"), the Company, Sandsport and its sister subsidiaries (collectively, the "Group") are required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At August 31, 2001, the Group failed to meet one of the financial ratios, and the Bank granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of August 31, 2001, the outstanding balance on the Credit Agreement was $4,450,000.

4.       NET EARNINGS PER COMMON SHARE

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

     Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which was 2,506,475 at August 31, 2001 and 2000. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options and warrants under the treasury stock method, which were as follows: 2,506,475 at August 31, 2001 and 2,707,617 at August 31, 2000.

     Options and warrants to purchase 1,721,773 shares of common stock were outstanding at August 31, 2001 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period. At August 31, 2001, 201,142 options and warrants were included in the diluted earnings per share calculation.

5.       SHAREHOLDERS' EQUITY

Stock Options

     The Company maintains the following stock option plans:

         1995 Stock Option Plan

     At August 31, 2001, there were 590,500 incentive options outstanding under a stock option plan adopted in January 1995 (the "1995 Plan"), which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. Of these options, 520,500 are held by officers of the Company. The plan requires that incentive options be granted at exercise prices not less than the fair market value at the date of grant, and terminates in January 2005. All options outstanding under this plan are exercisable at August 31, 2001 at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.

     On July 14, 1997, the Company filed a Registration Statement on Form S-8 relative to reofferings of shares of Common Stock of the Company which may be acquired pursuant to the 1995 Plan.

         1998 Stock Option Plan

     At August 31, 2001 there were 901,779 incentive stock options outstanding under a stock option plan adopted in October 1998, (the "1998 Plan") which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that incentive options be granted at exercise prices not less than the fair market value at the date of grant and terminates in August 2008. Of the options outstanding at August 31, 2001, 473,155 were exercisable at prices ranging from $1.31 to $3.00 over three to five years from the date of grant.

         2000 Stock Option Plan

     In October 2000 the Board of Directors approved the adoption of a stock option plan (the "2000 Plan"). The 2000 Plan was subsequently adopted by Shareholders at the Company's Annual Meeting on November 20, 2000. At August 31, 2001, there were 155,500 incentive options outstanding under the plan, which provides for both incentive and nonqualified stock options and reserves 1,500,000 shares of common stock for issuance in connection with option grants. The 2000 Plan terminates in September 2010. Options outstanding under the plan vest over a seven-year period commencing December 31, 2000 and ending December 31, 2007 and are exercisable at $3.00 per share over a period of ten years from the date of grant. At August 31, 2001, there were 33,333 options currently exercisable.

     On July 14, 1998, the Chairman, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares acquired. On July 14, 2001, the Company agreed to extend the due dates of such notes for one hundred twenty days until November 11, 2001. As of August 31, 2001 and 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,619,396 and $1,618,948, respectively.

     In October 1998, the Company granted certain directors of the Company non-qualified stock options to purchase an aggregate of 20,000 shares of the Company's common stock under the 1998 Plan at an exercise price of $3.00. These options vest immediately and are exercisable over a five-year period.

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

         Restricted Stock Grant Plan

     On September 1, 2000 the Board of Directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the Shareholders at the Company's Annual Meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the Board may impose, such as restrictions relating to length of service, corporate performance, or other restrictions. As of August 31, 2001, no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of Common Stock reserved for issuance in connection with grants made under the Stock Grant Plan.

6.       COMMITMENTS AND CONTINGENCIES

     On April 2, 2001, the Company was served with a First Amended Complaint filed by Dataline, Inc. against MCI WorldCom and the Company for alleged trade libel and related counts, in the United States District Court of the Southern District of New York, Civil Action No. 00-CV-1578. On September 27, 2001, the Court dismissed the case with prejudice.

     In August of 1999, the Company's wholly-owned subsidiary, Sandsport was named as a defendant in Greater Bright Light Home Care Services, Inc. et al. v. Joseph Jeffries-El, El Equity Corporation, Sandsport Data Services, Inc. et al. (Supreme Court of the State of New York, Kings County). Sandsport's contractual obligation to Greater Bright Light involved the depositing of certain government-issued checks into a specific bank account. Upon receiving written notification from the agency issuing the checks to stop depositing them in that account, Sandsport ceased depositing them. The plaintiff brought the action against Joseph Jeffries-El and El Equity, and El Equity counterclaimed against the plaintiff, each basing its claims on the financing agreement between them. El Equity also cross-claimed against Sandsport, asserting that Sandsport converted the government-issued checks to its own use. Although Sandsport is named as a defendant, the Complaint seeks no affirmative relief against Sandsport. Co-defendant Citibank has asserted indemnification claims against Sandsport and all of the other defendants. Sandsport disputes all liability. However, the Company is unable to predict the outcome of these claims and accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     An action has been commenced against the Company and Health Card by a former executive of Health Card, Mary Casale, who alleges that employees of both Health Card and the Company engaged in sex discrimination as to Ms. Casale, and thus, violated Title VII of the Civil Rights Act of 1964. The matter is presently pending before New York City office of the Equal Employment Opportunity Commission (`EEOC"). The EEOC has made no findings or other determinations as to the merits of the parties' claims or defenses. The Company is being defended pursuant to an employment practices liability insurance policy, the coverage of which is subject to various terms, conditions, and exclusions. In the opinion of the Company's management, this complaint is entirely without merit as against the Company and is very unlikely to have a material adverse effect on the financial condition of the Company.

7.       REVENUE BY PRODUCT LINE

     The Company derives its revenue from several product lines that are similar in nature. The following table provides the service fee revenues for the product lines earned for the quarters ended August 31, 2001 and 2000:

                                        For the three months ended August 31,
                                                 2001              2000
                                                 ----              ----
Computerized information processing        $1,522,247        $1,474,230
Telephone-based data collection             1,892,151         1,934,342
Technology infrastructure and outsourcing     402,292           516,534
Information technology                        564,075           503,481
Other                                          11,563               533
                                          -----------     -------------

                                           $4,392,328        $4,429,140

8.       ECONOMIC DEPENDENCE

     A significant number of the Company's customers (both for-profit and not-for-profit companies) receive some or all of their funding from Federal and State agencies. These customers' contracts with the Company are subject to review and approval by a New York City governmental agency. During the quarters ended August 31, 2001 and 2000, the Company received revenues from these customers amounting to approximately $2,667,000 and $2,754,000, respectively. The Company was owed approximately $1,364,000 and $1,103,000 from the customers at August 31, 2001 and 2000, respectively.

                         SANDATA, INC. AND SUBSIDIARIES

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

     Revenues were $4,524,666 for the three months ended August 31, 2001 as compared to $4,571,416 for the three months ended August 31, 2000, a decrease of $46,750 or 1.02%.

     Service fee revenue for the three months ended August 31, 2001 was $4,392,328 as compared to $4,429,140 for the three months ended August 31, 2000, a decrease of $36,812 or .83%. The decrease is primarily attributable to a reduction in revenues derived from Sharp of $2,510, Santrax of $42,191 and outsourcing of $103,262, offset with the increases in SandataNET of $60,624 and Pro Health of $50,527.

     Other income for the three months ended August 31, 2001 was $98,742, as compared to $93,668 for the three months ended August 31, 2000. The increase is attributable to the increase in fees to affiliates of $1,300 and an insurance settlement of $7,700 offset slightly by a decrease in income recognized on sales/leaseback transactions of $11,474.

Expenses Related to Services

     Operating expenses were $2,714,083 for the three months ended August 31, 2001 as compared to $2,617,400 for the three months ended August 31, 2000, an increase of $96,683 or 3.69%. Costs associated with payroll and related expenses of $15,306 and equipment purchases of $96,766 increased this quarter offset by a decrease in equipment rental payments of $15,389.

     Selling, general and administrative expenses were $1,650,170 for the three months ended August 31, 2001, as compared to $1,178,530 for the three months ended August 31, 2000, an increase of $471,640 or 40%. The increase was primarily due to increases in legal expenses of $62,640 consulting of $32,000, in addition to payroll and related expenses of $356,000 and commission expenses of $21,000 relative to increased efforts to increase sales in the SanTrax and SandataNET product lines.

     Depreciation and amortization expense decreased $236,093 to $427,862 for the three months ended August 31, 2001 as compared to $663,955 for the three months ended August 31, 2000. The decrease was primarily attributable to the reduction in the assets base due to the impairment of developed software that occurred in the year ended May 31, 2001.

     Interest expense was $77,677 for the three months ended August 31, 2001 as compared to $51,265 for the three months ended August 31, 2000. The increase was a result of increased borrowings on the Company's Credit Agreement.

     On August 9, 2001 the Company announced that it had terminated the employment of Stephen Davies as President of the Company, and would be terminating approximately 30 other employees. Under the terms of Mr. Davies' Employment Agreement, he is entitled to a severance payment equal to six (6) months' base salary, or $100,000, and has 90 days from the date of termination to exercise the 66,673 options that were vested on that date. The elimination of approximately 30 positions from within the Company and its subsidiaries is expected to generate between $1.7 million and $2 million in reduced expenses. In addition, the Company paid approximately $47,000 in severance payments for approximately 30 terminated employees.

Income Tax (Benefit) Expenses

     Income tax benefit for the three months ended August 31, 2001 was $170,179 as compared to income tax expense of $50,998 for the three months ended August 31, 2000. The decrease in income tax expense is due to lower pretax income, the recognition of a deferred tax asset for net operating loss carryforwards, and a reduction of a deferred tax liability associated with the different recognition of software development costs for tax and financial statement purposes.

Liquidity and Capital Resources

     The Company's working capital decreased as of August 31, 2001 to $1,835,474, as compared with $1,956,661 at May 31, 2001. The primary factor that contributed to the decrease was an increase in accounts payable of $1,298,374, decreases in accounts receivable of $63,604, receivable from affiliates of $133,522 and prepaid expenses of $171,354, offset by an increase in cash of $1,528,218.

     For the three months ended August 31, 2001, the Company spent approximately $760,000 in fixed asset additions, of which $675,000 was for software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

     On July 14, 1998, the Chairman, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. On July 14, 2001, the Company agreed to extend the due dates of such notes for one hundred twenty days until November 11, 2001. As of August 31, 2001 and 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,619,396 and $1,618,948, respectively.

     On April 18, 1997, the Company's wholly owned subsidiary, Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with HSBC Bank USA, which allows Sandsport to borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement requires Sandsport to pay a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement has been amended by the Bank to permit Sandsport to borrow amounts up to $4,500,000 until February 14, 2003. Interest accrues at the same rate as the original Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). All of the Group's assets are pledged to the Bank as collateral for amounts due under the Credit Agreement, which pledge is secured by a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. The Group's guaranty to the Bank was modified to include all indebtedness incurred by the Company under the Credit Agreement.

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 2001, the Group failed to meet these net worth and financial ratios, and the Bank granted the Group a waiver. As of August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth and to maintain certain financial ratios were revised, on a going-forward basis, and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. At August 31, 2001, the Group failed to meet one of the financial ratios, and the Bank granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of August 31, 2001, the outstanding balance on the Credit Agreement with the Bank was $4,450,000.

     The Company believes the results of its continued operations, together with the available credit line, should be adequate to fund presently foreseeable working capital requirements.

     One June 9, 2001, the Company gave a promissory note to National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman of the Board, in the principal amount of $500,000 with interest at the rate of 7%, which was due on June 8, 2002. This note was paid in full on August 15, 2001.

                         SANDATA, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS:

     Reference is made to Note 6 to the Financial Statements  comprising Part I,
Item 1 of this Form 10-QSB.

Item 2 - CHANGES IN SECURITIES:

None

Item 3  - DEFAULTS UPON SENIOR SECURITIES:

None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

Item 5 - OTHER INFORMATION:

None

Item 6  - EXHIBITS AND REPORTS ON FORM 8-K:



(a)      Exhibits - None.
(b)      Reports on Form 8-K
         The Company filed a report on Form 8-K for events dated August 6 and 8 relating to the termination of the employment of the Company's President and the elimination of approximately 30 positions.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SANDATA, INC.
                                  ----------------------------------------------
                                                (Registrant)



Date:    October 12, 2001         By:  /s/ Bert E. Brodsky
         ----------------              -----------------------------------------
                                           Bert E. Brodsky
                                           Chairman of the Board,
                                           Chief Executive Officer,
                                           Chief Financial Officer