Form 10KSB/A
period 2001-05-31
SANDATA INC
filed 2001-10-23
CIK 755465

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

                         Commission file number: 0-14401
                                     -------

                                  Sandata, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                 11-2841799
(State or Other Jurisdiction of         (IRS Employer
Incorporation or Organization)           Identification No.)

26 Harbor Park Drive, Port Washington, NY              11050
-----------------------------------------        -----------------
(Address of Principal Executive Offices)             (Zip Code)

                                (516) 484 - 9060
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
    Title of Each Class                       on Which Registered
    -------------------                    --------------------------

-----------------------------           -----------------------------------

-----------------------------           -----------------------------------


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

Yes        X               No
    ----------------           -------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended May 31, 2001 were $18,322,882.

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

Yes                        No
    ----------------           -------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 30, 2001 was 2,506,473.

     Transitional Small Business Disclosure Format (check one):

Yes                 No      X
    ------------       -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                           AMENDMENT TO ANNUAL REPORT
                                 ON FORM 10-KSB
                         FOR THE YEAR ENDED MAY 31, 2001



     The Annual Report on Form 10-KSB for Sandata, Inc. (the "Company") for the year ended May 31, 2001 is hereby amended and restated to the extent, and only to the extent of the following amendments:

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
         Position                                               ($)

--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Bert E. Brodsky, Chairman    2001   310,000 (2)     -0-      27,918 (4)      -0-          -0-        -0-      41,246 (5)


--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             2000   200,000 (2) 113,650(3)   14,013 (4)      -0-        350,000      -0-      28,564 (5)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   200,000 (2)     -0-      22,049 (4)      -0-        310,000      -0-      16,678 (5)

--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
 Gary Stoller, Executive     2001   150,000       5,800      22,391 (4)      -0-          -0-        -0-      16,040 (6)
  Vice President, Chief
        Technology
         Officer
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             2000   150,000       5,000      22,391 (4)      -0-          -0-        -0-      16,040 (6)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   119,039         -0-      22,391 (4)      -0-         73,500      -0-      21,040 (6)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
  Hugh Freund, Executive     2001   165,000      37,500      15,585 (4)      -0-          -0-        -0-      22,670 (7)
Vice President, Secretary                                                                                     17,064 (8)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             2000    82,789      28,000      15,585 (4)      -0-          -0-        -0-      22,670 (7)
                                                                                                              17,064 (8)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   151,346         -0-      15,585 (4)      -0-        137,000      -0-      22,669
                                                                                                              17,066 (8)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Stephen Davies, President    2001   200,159         -0-         -0-          -0-        150,000      -0-        -0-
           (1a)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             2000    62,307         -0-         -0-          -0-        100,000      -0-        -0-
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

(3) Represents 25,000 shares of Common Stock granted to Mr. Brodsky on February 4, 2000, and $82,000 in bonus paid in the fiscal year ended May 31, 2000.

(4)  Represents   personal  benefits  relating  to  the  use  of  Company-leased automobiles provided for business purposes from an affiliate of the Company's Chairman.

(5) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky, for life insurance policies on his life, the benefits of which are payable to his spouse.

(6) Represents insurance premiums paid by the Company on behalf of Mr. Stoller, for life insurance policies on his life, the benefits of which are payable to his spouse.

(7) Represents insurance premiums paid by the Company on behalf of Mr. Freund, for life insurance policies on his life, the benefits of which are payable to his spouse.

(8) Represents insurance premiums paid by the Company on behalf of Mr. Freund for life insurance policies on his life, the benefits of which are payable to an insurance trust, of which Mr. Freund is a co-Trustee.

Compensation of Directors

     During the fiscal year ended May 31, 2001 non-qualified options to purchase up to 10,000 shares of Common Stock, at an exercise price of $3.00 per share, were issued to each of Messrs. Konigsberg and Fish. In addition, during the fiscal year ended May 31, 2001, the Company paid $2,000 in Director's fees.

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

Date: October 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Bert E. Brodsky
         Bert E. Brodsky, Chairman, Treasurer, Director

Date: October 23, 2001


By   /s/ Hugh Freund
         Hugh Freund, Executive Vice President, Secretary, Director

Date: October 23, 2001


By   /s/ Gary Stoller
         Gary Stoller, Executive Vice President, Chief Technology Officer,
                       Director

Date: October 23, 2001


By    /s/ Martin Bernard
          Martin Bernard, Director

Date: October 23, 2001


By   /s/ Ronald L. Fish
         Ronald L. Fish, Director

Date: October 23, 2001