Form 10KSB/A
period 2000-05-31
SANDATA INC
filed 2001-10-30
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------

                                 FORM 10-KSB/A
                                Amendment No. 2
                                   (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended          May 31, 2000
                          ----------------------------------
                                       OR

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number: 0-14401
                                                 -------

                                  Sandata, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                        11-2841799
------------------------                        --------------------------------
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                            Identification No.)

26 Harbor Park Drive, Port Washington, NY                11050
------------------------------------------       -------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                (516) 484 - 9060
             ------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
         Title of Each Class                           on Which Registered
         -------------------                           -------------------------

------------------------------------             -------------------------------

------------------------------------             -------------------------------

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 23, 2000 was 2,506,475.

     Transitional Small Business Disclosure Format (check one):

Yes                 No      X
    ------------       -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                           AMENDMENT TO ANNUAL REPORT
                                 ON FORM 10-KSB
                         FOR THE YEAR ENDED MAY 31, 2000


     The Annual Report on Form 10-KSB for Sandata, Inc. (the "Company") for the year ended May 31, 2000 is hereby amended and restated to the extent, and only to the extent, of the following amendments:

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
         Position                                               ($)

--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Bert E. Brodsky,             2000   200,000 (2)  113,650     14,013 (4)      -0-        350,000      -0-     28,564 (5)
Chairman of the Board                               (3)

--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   200,000 (2)     -0-      22,049 (4)      -0-        310,000      -0-     16,678 (5)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1998   200,000 (2)     -0-      13,374 (4)      -0-          -0-        -0-     20,401 (5)
                                                                                                             30,000 (6)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
Gary Stoller, Executive      2000   150,000        5,000     22,391 (4)      -0-          -0-        -0-     16,040 (7)
Vice President, Chief
Technology Officer
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   119,039         -0-      22,391 (4)      -0-         73,500      -0-     16,040 (7)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1998   115,000         -0-      22,391 (4)      -0-          -0-        -0-     16,040 (7)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
  Hugh Freund, Executive     2000    82,789       37,500     15,585 (4)      -0-          -0-        -0-     22,670 (8)
Vice President, Secretary                                                                                    17,064 (9)
                             ------- ------------ ---------- ------------- ----------- ------------ -------- -----------
                            ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   151,346         -0-      15,585 (4)      -0-        137,000      -0-     22,669 (8)
                                                                                                             17,066 (9)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1998   165,000         -0-         -0-          -0-          -0-        -0-     22,669 (8)
                                                                                                             17,066 (9)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
James Poulos (1)             2000   120,087         -0-         -0-          -0-          4,700      -0-        -0-
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
                             1999   103,265         -0-         -0-          -0-          1,600      -0-        -0-
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------ --------- -----------
J.P. Clejan                  2000   130,433         -0-         -0-          -0-          6,600      -0-        -0-
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

(5) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky for a life insurance policy on his life, the benefits of which are payable to his spouse.

(6) Represents insurance premiums paid by the Company on behalf of Mr. Brodsky for life insurance policies on his life, the benefits of which are payable to an insurance trust, of which Mrs. Brodsky is a co-Trustee.

(7) Represents insurance premiums paid by the Company on behalf of Mr. Stoller for a life insurance policy on his life, the benefits of which are payable to his spouse.

(8) Represents insurance premiums paid by the Company on behalf of Mr. Freund for a life insurance policy on his life, the benefits of which are payable to his spouse.

(9) Represents insurance premiums paid by the Company on behalf of Mr. Freund for insurance policies on his life, the benefits of which are payable to an insurance trust, of which Mr. Freund is a co-trustee.

     Compensation of Directors

     During the fiscal year ended May 31, 2000 non-statutory options to purchase up to 36,000 shares of Common Stock, at an exercise price of $3.00 per share, were issued to each of Messrs. Konigsberg and Fish. In addition, during the fiscal year ended May 31, 2000, the Company paid $4,500 in Director's fees.

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

                                 SANDATA, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

By     /s/ Bert E. Brodsky
       -------------------------------------------------------------------------
                            Bert E. Brodsky, Chairman
                        (Principal Executive Officer and
                   Principal Financial and Accounting Officer)

Date: October 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Bert E. Brodsky

--------------------------------------------------------------------------------
                 Bert E. Brodsky, Chairman, Treasurer, Director

Date: October 30, 2001


By   /s/ Hugh Freund
  ------------------------------------------------------------------------------
           Hugh Freund, Executive Vice President, Secretary, Director

Date: October 30, 2001


By   /s/ Gary Stoller
  ------------------------------------------------------------------------------
                Gary Stoller, Executive Vice President, Director

Date: October 30, 2001


By    /s/ Martin Bernard
  ------------------------------------------------------------------------------
                            Martin Bernard, Director

Date: October 30, 2001


By   /s/ Ronald L. Fish
  ------------------------------------------------------------------------------
                            Ronald L. Fish, Director

Date: October 30, 2001