Form 10QSB
period 2001-11-30
SANDATA TECHNOLOGIES INC
filed 2002-01-14
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended          November 30, 2001
                               ----------------------------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                               0-14401
                       ---------------------------------------------------------

                           SANDATA TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)
                            (Formerly Sandata, Inc.)

               Delaware                                     11-2841799
----------------------------------                 -----------------------------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                               Identification No.)

26 Harbor Park Drive, Port Washington, NY                   11050
-----------------------------------------           ----------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                               516-484-9060
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                             Formerly Sandata, Inc.
--------------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
  Report)

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

Yes                        No
    ----------------           -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of January 8, 2002 was 2,506,473 shares.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes                        No    X
    ----------------           -------------

                                      INDEX


                                                                         Page

PART I        -   FINANCIAL INFORMATION

Item 1        -   FINANCIAL STATEMENTS:

                  CONDENSED CONSOLIDATED BALANCE                          3-4
                  SHEETS as of November 30, 2001 (Unaudited) and May 31, 2001 (Audited)

                  UNAUDITED CONDENSED CONSOLIDATED                        5
                  STATEMENTS OF OPERATIONS for the three and six months ended November 30, 2001 and November 30, 2000

                  UNAUDITED  CONDENSED CONSOLIDATED                       6
                  STATEMENTS OF CASH FLOWS for the six
                  months ended November 30, 2001 and November 30, 2000

                  NOTES TO  CONDENSED CONSOLIDATED                        7-12
                  FINANCIAL STATEMENTS

Item 2        -   MANAGEMENT'S DISCUSSION AND                             13-16
                  ANALYSIS OR PLAN OF OPERATION

PART II       -   OTHER INFORMATION                                       17

Item 1        -   LEGAL PROCEEDINGS                                       17

Item 2        -   CHANGES IN SECURITIES                                   17

Item 3        -   DEFAULTS UPON SENIOR SECURITIES                         17

Item 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                 17

Item 5        -   OTHER INFORMATION                                       18

Item 6        -   EXHIBITS AND REPORTS ON FORM 8-K                        18

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                UNAUDITED             UNAUDITED
                                                                                November 30,          May 31,
                                                                                   2001                 2001
                                                                                   ----                 ----
ASSETS:
CURRENT ASSETS
       Cash and cash equivalents                                                $   752,566               $   475,578
       Accounts receivable, net of allowance for doubtful
           accounts of $389,000 at November 30, 2001 and
           $347,000 at May 31, 2001                                               2,052,054                 2,160,675
       Receivables from affiliates                                                  414,782                   802,787
       Inventories                                                                   33,758                    35,993
       Prepaid expenses and other current assets                                    290,061                   416,056
       Deferred Income Taxes                                                        279,101                   274,470
                                                                                ------------               ----------

TOTAL CURRENT ASSETS                                                              3,822,322                 4,165,559

FIXED ASSETS, NET                                                                 6,717,281                 6,036,203

DEFERRED INCOME TAXES                                                               419,585                   335,773

OTHER ASSETS
       Notes receivable                                                             114,982                   117,262
       Cash surrender value of officer's life insurance,
           security deposits and other                                            1,029,513                   866,774
                                                                                -----------                ----------
Total Assets                                                                    $12,103,683               $11,521,571
                                                                                ===========               ===========


            See notes to condensed consolidated financial statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 UNAUDITED          AUDITED
                                                                                November 30,        May 31,
                                                                                    2001             2001
                                                                                    ----             ----
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
       Accounts payable and accrued expenses                                    $ 2,064,966         $ 1,881,269
       Deferred/unearned revenue                                                     33,681              31,069
       Deferred income                                                              205,418             296,560
                                                                                ----------            ---------

TOTAL CURRENT LIABILITIES                                                         2,304,065           2,208,898

LONG TERM DEBT                                                                    4,500,000           3,850,000
DEFERRED INCOME                                                                      52,265             124,401
                                                                                -----------             -------

TOTAL LIABILITIES                                                                 6,856,330           6,183,299
                                                                                  ---------           ---------

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY
       Common stock                                                                   2,506               2,506
       Additional paid in capital                                                 5,803,704           5,803,704
       Retained earnings                                                            960,802           1,051,721
       Notes receivable - officers                                               (1,519,659)         (1,519,659)
                                                                                 ----------           ----------

TOTAL SHAREHOLDERS' EQUITY                                                        5,247,353           5,338,272
                                                                                  ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $12,103,683         $11,521,571
                                                                                ===========         ===========

            See notes to condensed consolidated financial statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 NOVEMBER 30,             NOVEMBER 30,
                                                               2001        2000         2001        2000
                                                               ----        ----         ----        ----
REVENUES:
       Service fees                                      $  4,137,580     $4,523,115    $8,529,906  $8,952,255
       Other income                                           168,467         90,724       267,209     184,392
       Interest income                                         44,843         46,911        78,439      95,519
                                                          --------------  ----------    ----------  ----------
                                                            4,350,890      4,660,750     8,875,554   9,232,166
                                                            ---------     ----------     ---------   ---------
COSTS AND EXPENSES:
       Operating                                            2,328,035      2,732,176     5,042,118   5,349,576
       Selling, general and administrative                  1,329,139      1,111,536     2,979,309   2,290,066
       Depreciation and amortization                          455,875        695,262       883,737   1,359,217
       Interest expense                                        72,068         77,725       149,747     128,990
                                                            ---------      ---------     ---------   ---------

TOTAL COSTS AND EXPENSES                                    4,185,117      4,616,699     9,054,911   9,127,849
                                                            ---------      ---------     ---------   ---------

EARNINGS (LOSS) FROM OPERATIONS
BEFORE INCOME TAXES                                           165,773         44,051      (179,357)    104,317

       Income tax expense (benefit)                            81,741         36,221       (88,438)     87,219
                                                            ---------         ------       --------    -------

NET EARNINGS (LOSS)                                         $  84,032      $   7,830     $ (90,919)   $ 17,098
                                                            =========      =========     ==========   ========

BASIC AND DILUTED EARNINGS (LOSS)                           $     .03      $     .00      $   (.04)   $    .01
PER SHARE                                                   =========      =========      =========   =========

BASIC WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                                   2,506,475      2,506,475     2,506,475   2,506,475
                                                            =========      =========     =========   =========

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                                   2,506,475      2,506,475     2,506,475   2,607,075
                                                            ==========     =========     =========   =========

            See notes to condensed consolidated financial statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                                        NOVEMBER 30,
                                                                                     2001            2000
                                                                                     ----            ----
Cash flows from operating activities:
Net (loss) earnings                                                             $   (90,919)        $   17,098
Adjustments to reconcile net (loss) earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                               883,737          1,359,217
        Gain on the disposal of fixed assets                                         (4,309)          (122,956)
        Change in allowance for doubtful accounts                                    41,719            (36,964)
        Change in deferred income                                                  (163,278)           (48,563)
        Change in deferred revenue                                                    2,612              3,240
        Change in operating assets                                                   34,668            523,431
        Change in operating liabilities                                              95,259           (460,747)
                                                                                     ------           ---------

Net cash provided by operating activities                                           799,489          1,233,756
                                                                                    -------          ---------

Cash flows from investing activities:
        Purchases of fixed assets                                                (1,560,506)        (1,944,208)
        Proceeds in receivables from affiliates                                     388,005                ---
                                                                                 -----------        -----------

Net cash used in investing activities                                            (1,172,501)        (1,944,208)
                                                                                 -----------        ----------

Cash flows from financing activities:
        Proceeds from note payable                                                  500,000            300,000
        Principal payments on note payable                                         (500,000)          (317,475)
        Proceeds from line of credit                                              1,800,000                ---
        Principal payments on line of credit                                     (1,150,000)          (100,000)
                                                                                 -----------          ---------

Net cash provided by (used in) financing activities                                 650,000           (117,475)
                                                                                    -------           ---------

        Change in cash and cash equivalents                                         276,988           (827,927)
        Cash and cash equivalents at beginning of period                            475,578          1,229,718
                                                                                    -------          ----------
        Cash and cash equivalents at end of period                                 $752,566         $  401,791
                                                                                   ========         ==========

            See notes to condensed consolidated financial statements

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Condensed Consolidated Balance Sheet as of November 30, 2001, the Condensed Consolidated Statements of Operations for the three and six month periods ended November 30, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended November 30, 2001 and 2000 have been prepared by Sandata Technologies, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of November 30, 2001 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001. Results of Operations for the period ended November 30, 2001 are not necessarily indicative of the operating results expected for the full year.

CHANGE OF COMPANY'S NAME

     Sandata's Board of Directors determined that it would be in the best interest of Sandata and its stockholders to amend Sandata's Certificate of Incorporation to change Sandata's name to "Sandata Technologies, Inc." The Board of Directors believes that the new name is more identifiable with the business activities of Sandata and its Subsidiaries and that, accordingly, its adoption will enhance Sandata's competitive position in its business. The proposal to change Sandata's name to Sandata Technologies, Inc. was approved by the shareholders of the Company at the Annual Shareholders Meeting on November 20, 2001 (see Item 4 of Part II, below). The Certificate of Amendment was filed on November 21, 2001.

     New Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the Accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt SFAS No. 144 in the beginning of fiscal year ending May 31, 2003 and is still evaluating the effect on the Company's financial position.

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

     Under the terms of the Agreement, the Company is jointly and separately liable to the NCIDA for all obligations owed by the Affiliate to the NCIDA under the lease agreement between NCIDA, as landlord, and the Affiliate, as Tenant (the "Lease"); however, the Affiliate has indemnified the Company with respect to certain obligations relative to the Lease and the Agreement. The Company subleases space from the Affiliate (see below). The Bonds currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of November 30, 2001 was $1,531,111.

     The Company has also entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the SBA (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA Loan is guaranteed by the Company and various subsidiaries of the Company. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA Loan as of November 30, 2001 was $612,640.

     b. The Company derived revenue from National Medical Health Card Systems, Inc. ("Health Card") a company affiliated with the Company's Chairman, principally for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to approximately $581,000 and $948,000 and $1,211,000 and $1,808,000 for the three and six months periods ended November 30, 2001 and 2000, respectively, for various services. In addition the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $121,000 and $46,000 for the six months ended November 30, 2001 and 2000 respectively and are recorded as a reduction of operating expense. The Company was owed $138,750 from Health Card at November 30, 2001. Subsequent to November 30, 2001, the Company received approximately $27,000 from Health Card.

     c. The Company makes lease and rent payments to affiliates of the Company's Chairman. The payments for leased equipment were made to P.W. Capital Corp. and P.W. Medical Management, Inc., and were $71,140 and $166,326 for the three and six months ended November 30, 2001 as compared to $105,807 and 204,397 for the three and six months ended November 30, 2000. The payments for the Facility were made to the Affiliate, and were $137,869 and $280,812 for the three and six months ended November 30, 2001 as compared to $140,612 and $281,224 for the three and six months ended November 30, 2000.

     As of November 1, 2001, the Company and the Affiliate amended the Lease Agreement (as amended, the "Lease"). The Lease provides that, effective August 1, 2001, the rent payable by the Company shall be an aggregate annual rent of $280,604. While formerly the Company made estimated monthly real estate tax, utility and maintenance-expense payments to the Landlord, the Lease now provides that the Company will pay its pro-rata share of such expenses directly, to the entities to whom payment must be made. The Company estimates that such monthly expenses will approximate an aggregate of $280,800 per year. The annual rent will increase by 5% per year during the term of the Lease. The annual expenses are also expected to increase, although the Company cannot estimate by how much. The Lease expires July, 2010.

     d. Medical Arts Office Services, Inc. ("MAOS"), of which the Company's Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. For the three and six months ended November 30, 2001 and 2000 the total payments made by the Company to MAOS were $134,942 and $224,212, as compared to $84,141 and $143,574, respectively.

     e. The Company paid an aggregate of $16,241 and $28,867, for the three and six months ended November 30, 2001 as compared to $18,364 and $37,348 for the three and six months ended November 30, 2000, on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

3.       DEBT NOTE

     Pursuant to the revolving credit agreement dated April 18, 1997, as amended (the "Credit Agreement"), between Sandsport, Inc., a wholly owned subsidiary of the Company ("Sandsport"), and HSBC Bank USA (the "Bank"), the Company, Sandsport and its sister subsidiaries (collectively, the "Group") are required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. As of October 23, 2001 the Credit Agreement was amended with respect to one of the financial ratios, at the Company's request. As of November 30, 2001 the Group met the net worth and financial ratios requirements of the Credit Agreement. In the past, the Group has failed to meet certain of the financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of November 30, 2001, the outstanding balance on the Credit Agreement was $4,500,000; on January 8, the outstanding balance on the Credit Agreement was $4,350,000.

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

     Options and warrants to purchase 1,468,438 shares of common stock were outstanding at November 30, 2001 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective period. For the three and six months ended November 30, 2001, no options and warrants were included in the diluted earnings per share calculation.

5.       SHAREHOLDERS' EQUITY

     Stock Options

     On July 14, 1998, the Chairman, certain officers, directors and, a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport'), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares acquired. On July 14, 2001, the Company agreed to extend the due dates of such notes for one hundred twenty days until November 11, 2001. On November 9, 2001, the Company agreed to substitute full recourse unsecured Notes for the Notes it had previously accepted in connection with these option and warrant exercises. Such notes will bear interest at the rate of eight and one-half percent (8 1/2%) per annum, payable annually, with the principal amount of each such Note, plus any accrued and unpaid interest, due and payable on November 9, 2004. As of November 30, 2001 and 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,660,001 and $1,653,493, respectively.

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

7.       REVENUE BY PRODUCT LINE

     The Company derives its revenue from several product lines that are similar in nature. The following table provides the service fee revenues for the product lines earned for the three and six-month periods ended November 30, 2001 and 2000:


                                            For the three months ended        For the six months ended
                                                     November 30,                       November 30,
                                                 2001           2000              2001             2000
                                                 ----           ----              ----             ----
Computerized information processing         1,484,952      1,465,613        $3,007,199       $2,939,843
Telephone-based data collection             1,854,195      1,912,520         3,746,346        3,846,862
Technology infrastructure and outsourcing     213,553        486,516           615,845        1,003,050
Information technology                        581,883        657,704         1,145,958        1,161,185
Other                                           2,997            762            14,560            1,315
                                            ---------      ---------        ----------       ----------

                                           $4,137,580     $4,523,115        $8,529,908       $8,952,255
                                           ==========     ==========         =========        =========

8.       ECONOMIC DEPENDENCE

     A significant number of the Company's customers (both for-profit and not-for-profit companies) receive some or all of their funding from Federal and State agencies. These customers' contracts with the Company are subject to review and approval by a New York City governmental agency. For the three and six-months ended November 30, 2001, the Company received revenues from these customers amounting to approximately $2,619,000, as compared to $2,555,000 and $5,286,000 as compared to $5,309,000, for the three and six months ended November 30, 2000. The Company was owed approximately $1,508,090 and $1,315,700 from the customers at November 30, 2001 and 2000, respectively.

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Revenues were $4,350,890 and $8,875,554 for the three and six months ended November 30, 2001 as compared to $4,660,750 and $9,232,166 for the three and six months ended November 30, 2000, a decrease of $309,860 and $356,610, respectively.

     Service fee revenue for the three and six months ended November 30, 2001 was $4,137,580 and $8,529,906 as compared to $4,523,115 and $8,952,255 for the three and six months ended November 30, 2000, a decrease of $385,535 and $422,347 respectively. The decrease for the six-month period is primarily attributable to a decrease in revenues derived from Sharp of $6,306, Santrax of $100,516 outsourcing of $387,205, and SandataNET of $1,982, offset by increases in Pro-Health of $73,662 .

     Other income for the three and six months ended November 30, 2001 was $168,467 and $267,209, as compared to $90,724 and $184,392 for the three and six months ended November 30, 2000, respectively. The increase is attributable to the sale of certain customer accounts from SandataNet to a non-affiliated company in the amount of $79,000.

     Expenses Related to Services

     Operating expenses were $2,328,035 and $5,042,118 for the three and six months ended November 30, 2001 as compared to $2,732,176 and $5,349,576 for the three and six months ended November 30, 2000, a decrease of $404,141 and 307,458, respectively. Costs associated with payroll and related expenses of $304,375 decreased, office supplies decreased $19,000 and telephone expenses decreased $186,230. These decreases were partially offset by an increase in maintenance contracts of $18,700, equipment rental payments of $66,000, equipment purchases of $73,811 and postage of $43,636.

     Selling, general and administrative expenses were $1,329,139 and $2,979,309 for the three and six months ended November 30, 2001, as compared to $1,111,536 and 2,290,066 for the three and six months ended November 30, 2000, an increase of $217,603 and $689,243, respectively. The increase for the six-month period was primarily due to increases in sales staff of $276,610, legal expenses of $140,000, in addition to payroll and related expenses of $272,633 relative to the increased efforts to increase sales in the SanTrax, Outsourcing and Information Technology product lines.

     Depreciation and amortization expense decreased $239,387 and $475,480 to $455,875 and $883,737 for the three and six months ended November 30, 2001 as compared to $695,262 and $1,359,217 for the three and six months ended November 30, 2000, respectively. The decrease was primarily attributable to the reduction in the assets base due to the impairment of developed software that occurred in the year ended May 31, 2001.

     Interest expense was $72,068 and $148,747 for the three and six months ended November 30, 2001 as compared to $77,725 and $128,990 for the three and six months ended November 30, 2000. The decrease for the quarter was due to lower interest rates. The increase for the six months was a result of increased borrowings on the Company's Credit Agreement.

     On August 9, 2001 the Company announced that it had terminated the employment of Stephen Davies as President of the Company, and would be terminating approximately 30 other employees. Under the terms of Mr. Davies' Employment Agreement, he is entitled to a severance payment equal to six (6) months' base salary, or $100,000; the 66,673 options that were vested on that date have since expired. The elimination of approximately 30 positions from within the Company and its subsidiaries is expected to generate between $1.7 million and $2 million in reduced expenses.

     Income Tax (Benefit) Expenses

     Income tax expense and (benefit) for the three and six months ended November 30, 2001 was $81,741 and ($88,438) as compared to income tax expense of $36,221 and $87,219 for the three and six months ended November 30, 2000. The increase in income tax expense for the three months is due to an increase in pretax income, the recognition of a deferred tax asset for net operating loss carryforwards, and a reduction of a deferred tax liability associated with the different recognition of software development costs for tax and financial statement purposes.

     Liquidity and Capital Resources

     The Company's working capital decreased as of November 30, 2001 to $1,518,257, as compared with $1,956,661 at May 31, 2001. The primary factor that contributed to the decrease was an increase in accounts payable of $183,697, decreases in accounts receivable of $108,621, receivable from affiliates of $388,055 and prepaid expenses of $125,990, offset by an increase in cash of $276,988.

     For the three and six months ended November 30, 2001, the Company spent approximately $801,000 and $1,561,000 in fixed asset additions, of which $603,000 and $1,278,000 respectively was for software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

     On July 14, 1998, the Chairman, certain officers, directors and a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. On July 14, 2001, the Company agreed to extend the due dates of such notes for one hundred twenty days until November 11, 2001. On November 9, 2001, the Company agreed to substitute full recourse unsecured Notes for the Notes it had previously accepted in connection with these option and warrant exercises. Such notes will bear interest at the rate of eight and one-half percent (8 1/2%) per annum, payable annually, with the principal amount of each such Note, plus any accrued and unpaid interest, due and payable on November 9, 2004. As of November 30, 2001 and 2000, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,660,001 and $1,653,493, respectively.

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

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. As of August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth and to maintain certain financial ratios were revised, on a going-forward basis, and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. On October 23, 2001 the Credit Agreement was amended with respect to one of the financial ratios, at the Company's request. As of November 30, 2001 the Group met the net worth and financial ratios requirements of the Credit Agreement. In the past, the Group has failed to meet certain of the financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of November 30, 2001, the outstanding balance on the Credit Agreement with the Bank was $4,500,000. As of January 8, 2002, the outstanding balance on the Credit Agreement was $4,350,000.

     The Company believes the results of its continued operations, together with the available credit line, should be adequate to fund presently foreseeable working capital requirements.

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES



                           PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS:

Reference is made to Note 6 to the Financial Statements comprising Part I, Item 1 of this Form 10-QSB.

Item 2 - CHANGES IN SECURITIES:

None

Item 3  - DEFAULTS UPON SENIOR SECURITIES:

None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     A. The Registrant held its Annual Meeting of Shareholders on November 20, 2001.

     B. Five (5) directors were elected at the Annual Meeting to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified, or until their earlier resignation or removal. The names of these directors and votes cast in favor of their election and votes withheld are as follows:


Name                     Votes For       Votes Withheld

Bert E. Brodsky          1,589,641            0
Hugh Freund              1,589,641            0
Gary Stoller             1,589,641            0
Ronald L. Fish           1,589,641            0
Martin Bernard           1,589,641            0

     C. An amendment to the Certificate of Incorporation, which would change the Company's corporate name, was approved as set forth below:

                         Votes For       Votes Against

                         1,586,993          2,819



Item 5 - OTHER INFORMATION:

None

Item 6  - EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibit Index

         10.27 Lease Agreement dated November 1, 2001, between the Company and BFS Sibling Realty, Inc. for premises at 26 Harbor Park Drive, Port Washington, New York.

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                  (Registrant)



Date:    January 14, 2002                   By:     /s/ Bert E. Brodsky
     -------------------------------            --------------------------------
                                                        Bert E. Brodsky
                                                        Chairman of the Board,
                                                        Chief Executive Officer,
                                                        Chief Financial Officer