Form 10QSB
period 2002-02-28
SANDATA TECHNOLOGIES INC
filed 2002-04-15
CIK 755465

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the quarterly period year ended         February 28, 2002
                                    --------------------------------------------

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  TO
                               ----------------    -----------------------------

Commission file number                    0-14401
                       ---------------------------------------------------------

                            SANDATA TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                       11-2841799
----------------------------------------       ---------------------------------
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                     Identification No.)

               26 Harbor Park Drive, Port Washington, NY 11050
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 516-484-9060
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                `                SANDATA, INC.
--------------------------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

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

Yes                        No
     -------------             -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common stock, as of April 10, 2002 was 2,481,808 shares.

         Transitional Small Business Disclosure Format  (check one):

Yes                        No       X
     -------------             --------------

                                      INDEX

                                                                                                  Page

PART I        -       FINANCIAL INFORMATION

ITEM 1        -       FINANCIAL STATEMENTS:

                      CONDENSED CONSOLIDATED BALANCE                                                3
                      SHEETS as of February 28, 2002 (Unaudited)
                      and May 31, 2001 (Audited)

                      UNAUDITED CONDENSED CONSOLIDATED                                              5
                      STATEMENTS OF OPERATIONS for the three and
                      nine months ended February 28, 2002 and February 28, 2001

                      UNAUDITED CONDENSED CONSOLIDATED                                              6
                      STATEMENTS OF CASH FLOWS for the nine months
                      ended February 28, 2002 and February 28, 2001

                      NOTES TO CONDENSED CONSOLIDATED                                               7
                      FINANCIAL STATEMENTS

ITEM 2        -       MANAGEMENT'S DISCUSSION AND                                                  13
                      ANALYSIS OR PLAN OF OPERATION

PART II       -       OTHER INFORMATION                                                            17

ITEM 1        -       LEGAL PROCEEDINGS                                                            17

ITEM 2        -       CHANGES IN SECURITIES AND USE OF PROCEEDS                                    17

ITEM 3        -       DEFAULTS UPON SENIOR SECURITIES                                              17

ITEM 4        -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                  17
                      HOLDERS

ITEM 5        -       OTHER INFORMATION                                                            17

ITEM 6        -       EXHIBITS AND REPORTS ON FORM 8-K                                             17


                         SANDATA, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED                  AUDITED
                                                                        February 28,                 May 31,
                                                                            2002                      2001
                                                                       -------------                --------

ASSETS:
CURRENT ASSETS
         Cash and cash equivalents                                      $ 428,896                   $475,578
         Accounts receivable, net of allowance for doubtful
            accounts of $410,000 and $347,000 respectively              2,322,523                  2,160,675
         Receivables from affiliates                                      312,688                    802,787
         Inventories                                                       32,712                     35,993
         Prepaid expenses and other current assets                        299,629                    416,056
         Costs in excess of billings and estimated earnings
            on uncompleted contract                                       337,000
         Deferred income taxes                                            383,476                    274,470
                                                                       ----------                 ----------

TOTAL CURRENT ASSETS                                                    4,116,924                  4,165,559

FIXED ASSETS, NET                                                       6,873,446                  6,036,203

DEFERRED INCOME TAXES                                                      94,919                    335,773

OTHER ASSETS
         Notes receivable                                                  26,193                    117,262
         Cash surrender value of officer's life insurance,
            security deposits and other                                 1,053,392                    866,774
                                                                      -----------                -----------

TOTAL ASSETS                                                          $12,164,874                $11,521,571
                                                                      ===========                ===========



            See Notes to Condensed Consolidated Financial Statements

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             UNAUDITED                    AUDITED
                                                            February 28,                  May 31,
                                                               2002                        2001
                                                            ------------                 --------

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
         Accounts payable and accrued expenses                $1,705,651                $1,881,269
         Deferred/unearned revenue                               403,780                    31,069
         Deferred income                                         151,830                   296,560
                                                             -----------                ----------
TOTAL CURRENT LIABILITIES                                      2,261,261                 2,208,898

LONG TERM DEBT                                                 4,500,000                 3,850,000
DEFERRED INCOME                                                   31,713                   124,401
                                                             -----------                 ---------

TOTAL LIABILITIES                                              6,792,974                 6,183,299

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
         Common stock                                              2,482                     2,506
         Additional paid in capital                            5,765,766                 5,803,704
         Retained earnings                                     1,172,942                 1,051,721
         Notes receivable-officers                            (1,569,290)                1,519,659
                                                              -----------              -----------
(1,519,659)

TOTAL SHAREHOLDERS' EQUITY                                     5,371,900                 5,338,272
                                                             -----------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $12,164,874               $11,521,571
                                                             ============              ===========



            See Notes to Condensed Consolidated Financial Statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE MONTHS ENDED                            NINE MONTHS ENDED
                                       february 28,                                 February 28,
                                   2002          2001                             2002        2001
                                   ----         -----                             ----        ----



REVENUES:
       Service fees             $4,275,727    $4,304,970                        $12,805,633    $13,257,225
       Other income                 80,444        93,793                            347,653        278,185
       Interest income              49,797        45,189                            128,236        140,708
                                ----------   -----------                        -----------    -----------
                                 4,405,968     4,443,952                         13,281,522     13,676,118
                                ----------    ----------                        -----------    -----------

COSTS AND EXPENSES:
       Operating                 2,346,442     2,314,056                        7,388,560        7,663,632
       Selling, general and
        administrative           1,118,258     1,355,707                        4,097,567        3,645,773
       Depreciation
        and amortization           460,721       686,021                        1,344,458        2,045,238
       Interest expense             36,119        60,149                          185,866          189,139
                               -----------    ----------                     ------------      -----------

TOTAL COSTS AND EXPENSES         3,961,540     4,415,933                       13,016,451       13,543,782
                               -----------    ----------                     ------------      -----------

EARNINGS FROM OPERATIONS
  BEFORE INCOME TAXES              444,428        28,019                          265,071          132,336

       Income tax expense          232,286        33,612                          143,848          120,831
                                ----------      ---------                     -----------   --------------

NET EARNINGS (LOSS)           $    212,142    $   (5,593)                   $     121,223           11,505
                              ============    ===========                     ===========   ==============

BASIC AND DILUTED EARNINGS
(LOSS)
PER SHARE     $                      0.09      $   (0.00)                        $   0.05         $   0.00

BASIC WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING       2,481,808       2,506,475                       2,498,343        2,506,475

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING       2,481,808       2,506,475                       2,498,343        2,617,056





            See Notes to Condensed Consolidated Financial Statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                       February 28,          February 28,
                                                           2002                   2001
                                                        ------------          -----------
Cash flows from operating activities:
Net earnings                                              $121,223               $11,505
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                       1,344,458             2,045,238
     Gain on disposal of fixed assets                       (4,309)             (122,956)
     Provision for doubtful accounts                        63,097                97,203
     Change in deferred income                             146,082              (135,333)
     Change in deferred revenue                            (10,789)              (15,816)
     Change in operating assets                           (288,386)             (299,445)
     Change in costs in excess of billings and
       estimated earnings on uncompleted contract         (337,000)                   --
     Change in operating liabilities                     (  43,765)             (212,888)
                                                       ------------             ---------

Net cash provided by operating activities                  990,611             1,367,508
                                                       -----------             ---------

Cash flows from investing activities:
       Purchases of fixed assets                        (2,177,392)           (2,865,340)
     Proceeds from sale/leaseback transaction                 ---                548,343
     Proceeds from (repayments of) receivables from
        affiliate, net                                     490,099              (287,061)
                                                        ----------           -----------
Net cash used in investing activities                   (1,687,293)           (2,604,058)

Cash flows from financing activities:
     Proceeds from note payable                            500,000               100,000
     Principal payments on note payable                   (500,000)             (100,000)
     Proceeds from line of credit                        2,900,000               800,000
     Principal payments on line of credit               (2,250,000)             (650,000)
                                                       -----------             ---------
Net cash provided by financing activities                  650,000               150,000
                                                        ----------             ---------

     Net decrease in cash and cash equivalents             (46,682)           (1,086,550)
     Cash and cash equivalents at beginning of period      475,578             1,229,718
                                                        ----------           -----------
     Cash and cash equivalents at end of period         $  428,896           $   143,168
                                                        ==========           ===========


            See Notes to Condensed Consolidated Financial Statements

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Condensed Consolidated Balance Sheet as of February 28, 2002, the Condensed Consolidated Statements of Operations for the three and nine month periods ended February 28, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended February 28, 2002 and 2001 have been prepared by Sandata Technologies, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of February 28, 2002 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001. Results of Operations for the period ended February 28, 2002 are not necessarily indicative of the operating results expected for the full year.

New Accounting Pronouncements and Policies

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt SFAS No. 144 in the beginning of fiscal year ending May 31, 2003 and is still evaluating the effect on the Company's financial position.

Revenue Recognition

Long-Term Contracting

     The Company utilizes long-term contracts and recognizes revenue for financial statement purposes under the percentage of completion method and, therefore, takes into account the costs, estimated earnings and revenue-to-date on contracts not yet completed.

     The amount of revenue recognized at the financial statement date is the portion of the total contract price that the direct labor costs expended to date bears to the anticipated total direct labor costs, based on current estimates of costs to complete. Direct labor costs include all direct labor, related benefits, and subcontract costs. This method is used because management considers direct labor costs to be the best available measure of progress on these contracts.

     Revisions in estimates of costs and earnings during the life of the contracts are reflected in the accounting period in which such revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. Billings in excess of estimated costs and earnings on uncompleted contracts are included in deferred/unearned revenue.

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

     Under the terms of the Agreement, the Company is jointly and separately liable to the NCIDA for all obligations owed by the Affiliate to the NCIDA under the lease agreement between NCIDA, as landlord, and the Affiliate, as Tenant (the "Lease"); however, the Affiliate has indemnified the Company with respect to certain obligations relative to the Lease and the Agreement. The Company subleases space from the Affiliate (see below). The Bonds currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of February 28, 2002 was $1,487,778.

     The Company has also entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the SBA (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA Loan is guaranteed by the Company and various subsidiaries of the Company. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA Loan as of February 28, 2002 was $605,892.

     b. The Company derived revenue from National Medical Health Card Systems, Inc. ("Health Card") a company affiliated with the Company's Chairman, principally for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to approximately $68,000 and $646,000 and $493,851 and $1,754,430 for the three and nine months periods ended February 28, 2002 and 2001, respectively, for various services. In addition the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $124,000 and $83,000 for the nine months ended
February 28, 2002 and 2001, respectively and are recorded as a reduction of operating expense. The Company was owed $37,403 from Health Card at February 28, 2002. Subsequent to February 28, 2002, the Company received approximately $20,214 from Health Card.

     c. The Company makes lease and rent payments to affiliates of the Company's Chairman. The payments for leased equipment were made to P.W. Capital Corp. and P.W. Medical Management, Inc., and were $64,198 and $216,638 for the three and nine months ended February 28, 2002 as compared to $96,193 and 239,767 for the three and nine months ended February 28, 2001. The payments for the Facility were made to the Affiliate, and were $47,878 and $328,691 for the three and nine months ended February 28, 2002 as compared to $124,002 and $421,835 for the three and nine months ended February 28, 2001.

     d. Medical Arts Office Services, Inc. ("MAOS"), of which the Company's Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and paralegal services. For the three and nine months ended February 28, 2002 and 2001 the total payments made by the Company to MAOS were $46,591 and $270,803, as compared to $96,193 and $239,767, respectively.

     e. The Company paid an aggregate of $13,661 and $42,529, for the three and nine months ended February 28, 2002 as compared to $18,751 and $50,395 for the three and nine months ended February 28, 2001, on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

3.       DEBT NOTE

     Pursuant to the revolving credit agreement dated April 18, 1997, as amended (the "Credit Agreement"), between Sandsport, Inc., a wholly owned subsidiary of the Company ("Sandsport"), and HSBC Bank USA (the "Bank"), the Company, Sandsport and its sister subsidiaries (collectively, the "Group") are required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. As of October 23, 2001 the Credit Agreement was amended with respect to one of the financial ratios, at the Company's request. As of February 28, 2002 the Group met the net worth and financial ratios requirements of the Credit Agreement. In the past, the Group has failed to meet certain of the financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of February 28, 2002, the outstanding balance on the Credit Agreement was $4,500,000; on April 4, 2002, the outstanding balance on the Credit Agreement was $3,800,000.

     On April 11, 2002, the Bank approved the extension of the termination date of the Credit Agreement to June 14, 2003 (from February 14, 2003).

4.       NET EARNINGS PER COMMON SHARE

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding.

     Options and warrants to purchase 1,447,513 shares of common stock were outstanding at February 28, 2002 and were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock for the respective periods.

5.       SHAREHOLDERS' EQUITY

Stock Options

     On July 14, 1998, the Chairman, certain officers, directors, and a former director and the spouse of an officer (who is an employee of one of the Company's wholly owned subsidiaries), exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares acquired. On July 14, 2001, the Company agreed to extend the due dates of such notes for one hundred twenty days until November 11, 2001. On November 9, 2001, the Company agreed to substitute full recourse unsecured Notes for the Notes it had previously accepted in connection with these option and warrant exercises. Such notes will bear interest at the rate of eight and one-half percent (8 1/2%) per annum, payable annually, with the principal amount of each such Note, plus any accrued and unpaid interest, due and payable on November 9, 2004.

     As of December 1, 2001, the interest rate on the notes was changed to six percent (6%) per annum, and the shares and note of the spouse of the officer were both transferred to the officer. As of February 28, 2002 and 2001, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,645,578 and $1,687,635, respectively.

6.       COMMITMENTS AND CONTINGENCIES

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

     An action was commenced against the Company and Health Card by a former executive of Health Card, Mary Casale, who alleged that employees of both Health Card and the Company engaged in sex discrimination as to Ms. Casale, and thus, violated Title VII of the Civil Rights Act of 1964. In February 2002 the matter was withdrawn from the Equal Employment Opportunity Commission, and was settled without any effect on the financial statements of the Company.

7.       REVENUE BY PRODUCT LINE

     The Company derives its revenue from several product lines that are similar in nature. The following table provides the service fee revenues for the product lines earned for the three and nine-month periods ended February 28, 2002 and 2001:


                                                 For the three months ended          For the nine months ended
                                                         February 28,                        February 28,
                                                      2002               2001              2002             2001
                                                      ----               ----              ----             ----
Computerized information processing                $1,542,295        $1,554,706        $4,549,494       $4,494,550
Telephone-based data collection                     1,889,577         1,846,956         5,635,923        5,693,817
Technology infrastructure and outsourcing              90,457           480,360           711,876        1,483,410
Information technology                                752,614           422,232         1,768,093        1,583,416
Other                                                     784               716           140,247            2,032
                                                  -----------        ----------       -----------     ------------
                                                  $ 4,275,727        $4,304,970       $12,805,633      $13,257,225
                                                  ===========        ==========       ===========      ===========




8.       ECONOMIC DEPENDENCE

     A significant number of the Company's customers (both for-profit and not-for-profit companies) receive some or all of their funding from Federal and State agencies. These customers' contracts with the Company are subject to review and approval by a New York City governmental agency. For the three and nine months ended February 28, 2002, the Company received revenues from these customers amounting to approximately $2,647,000, as compared to $2,711,000 and $7,933,000 as compared to $8,021,000, for the three and nine months ended February 28, 2001. The Company was owed approximately $1,327,180 and $1,326,270 from these customers at February 28, 2002 and 2001, respectively.

9.        SUBSEQUENT EVENTS

NASDAQ Compliance

     By letter dated April 1, 2002, NASDAQ notified the Company that the Company's Common Stock had failed to maintain a minimum market value of public float of $1,000,000 over the preceding 30 consecutive trading days, as required by NASDAQ rules (the "MVPF Rule"). The market value of public float ("MVPF") is the dollar amount determined by multiplying the closing bid price by the number of outstanding shares of the Company's Common Stock excluding shares held by the Company's directors, officers and beneficial owners of 10% or more of the Company's shares. The Company has until July 1, 2002, to regain compliance with the MVPF Rule. If at any time prior to July 1, 2002, the MVPF is at least $1,000,000 for a minimum of 10 consecutive trading days, NASDAQ's staff will determine if the Company complies with the MVPF Rule. If the requirement is not met by such date, NASDAQ is required to notify the Company that it must begin the process of delisting the Company's Common Stock, at which time the Company will determine whether to request a hearing on the matter or pursue other options.

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

     Revenues were $4,405,968 and $13,281,522 for the three and nine months ended February 28, 2002 as compared to $4,443,952 and $13,676,118 for the three and nine months ended February 28, 2001, an decrease of $37,984 and of $394,596, respectively. The decrease for the three month period is primarily attributable to a decrease in service fee revenue and other income derived from sales leasebacks offset slightly by higher interest income. The decrease in the nine month period is attributable to a decrease in SandataNet sales revenues due to the sale of certain contracts, partially off-set by the purchase price received for them and a decrease in revenue derived from NMHC offset by an increase in SandataNet consulting.

     Service fee revenues were $4,275,727 and $12,805,633 for the three and nine months ended February 28, 2002 as compared to $4,304,970 and $13,257,225 for the three and nine months ended February 28, 2001 a decrease of $29,243 and a decrease of $451,592, respectively. The decrease for the three month period was primarily attributable to a decrease in revenues derived from NMHC of $385,000, and of revenues for SandataNet of $55,000, offset by an increase in SandataNet consulting fees of $375,000 and Santrax $40,000. The decrease for the nine-month period was primarily attributable to a decrease in revenues derived from Sharp of $13,127, Santrax of $57,894 outsourcing of $633,318, offset by increases in SandataNet of $184,677 and Pro-Health of $68,070 .

     Other income for the three and nine months ended February 28, 2002 was $80,444 and $347,653, as compared to $93,793 and $278,185 for the three and nine months ended February 28, 2001, respectively. The decrease for the three month period is attributed to a decrease in revenue recognized from sales leaseback transactions. The increase for the nine month period is primarily attributable to the sale of certain customer accounts from SandataNet to a non-affiliated company in the amount of $79,000.

Expenses Related to Services

     Operating expenses were $2,346,442 and, $7,388,560 for the three and nine months ended February 28, 2002 as compared to $2,314,056 and $7,663,632 for the three and nine months ended February 28, 2001, an increase of $32,386 and a decrease of $275,072, respectively. The increase for the three month period is primarily due to an increase in purchases for resale, partially offset by a decrease in equipment rental expense. Costs associated with payroll and related expenses of $600,000 decreased, office supplies decreased $19,000, telephone expenses decreased $249,000, and equipment rental expense decreased $92,000. These decreases were partially offset by an increase in maintenance contracts of $25,000, building related expenses of $27,000, postage of $36,000, purchases for resale of $ 433,000and an increase reserve to allowance for doubtful account of $159,000.

     Selling, general and administrative expenses were $1,018,258 and $4,097,567 for the three and nine months ended February 28, 2002, as compared to $1,355,707 and 3,645,773 for the three and nine months ended February 28, 2001, a decrease of $237,451 and an increase of $451,794, respectively. The decrease for the three month period is primarily due to a decrease in legal expenses and decrease in senior management salaries. The increase for the nine-month period was primarily due to increases in sales staff of $194,000, legal expenses of $77,000, in addition to payroll and related expenses of $164,800 relative to the increased efforts to increase sales in the SanTrax, Outsourcing and Information Technology product lines.

     Depreciation and amortization expense decreased $225,300 and $700,780 to $460,721 and $1,344,458 for the three and nine months ended February 28, 2002 as compared to $686,021 and $2,045,238 for the three and nine months ended February 28, 2001, respectively. The decrease was primarily attributable to the reduction in the assets base due to the impairment of developed software that occurred in the year ended May 31, 2001.

     Interest expense was $36,119 and $185,866 for the three and nine months ended February 28, 2002 as compared to $60,149 and $189,139 for the three and nine months ended February 28, 2001. The decrease for the quarter and the nine month period was due to lower interest rates.

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

Income Tax Expenses

     Income tax expense for the three and nine months ended February 28, 2002 was $232,286 and $143,848 as compared to income tax expense of $33,612 and $120,831 for the three and nine months ended February 28, 2001. The increase in income tax expense for the three months is due to an increase in pretax income in the current three month period. The decrease of a deferred tax asset for net operating loss carryforwards, and a reduction of a deferred tax liability associated with the different recognition of software development costs for tax and financial statement purposes.

Liquidity and Capital Resources

     The Company's working capital decreased as of February 28, 2002 to $1,856,000, as compared with $1,957,000 at May 31, 2001. The primary factors that contributed to the decrease were decreases in accounts payable of $176,000, decreases in accounts receivable of $162,000, receivable from affiliates of $490,000, prepaid expenses of $116,000, and a decrease in cash of $47,000 offset by increases of costs in excess of billings and earnings on uncompleted contracts of approximately $337,000, and deferred income of approximately $227,000.

     For the three and nine months ended February 28, 2002, the Company spent approximately $617,000 and $2,177,000 in fixed asset additions, of which $559,000 and $1,837,000 respectively was for software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

     On July 14, 1998, the Chairman, certain officers, directors and a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. On July 14, 2001, the Company agreed to extend the due dates of such notes for one hundred twenty days until November 11, 2001. On November 9, 2001, the Company agreed to substitute full recourse unsecured Notes for the Notes it had previously accepted in connection with these option and warrant exercises. Such notes will bear interest at the rate of eight and one-half percent (8 1/2%) per annum, payable annually, with the principal amount of each such Note, plus any accrued and unpaid interest, due and payable on November 9, 2004. As of December 1, 2001, the interest rate on the notes was changed to six percent (6%) per annum, and the shares and note of the spouse of the officer were both transferred to the officer. As of February 28, 2002 and 2001, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,645,578 and $1,687,635, respectively.

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

     On April 11, 2002, the Bank approved the extension of the termination date of the Credit Agreement to June 14, 2003 (from February 14, 2003).

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. As of August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth and to maintain certain financial ratios were revised, on a going-forward basis, and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. On October 23, 2001 the Credit Agreement was amended with respect to one of the financial ratios, at the Company's request. As of February 28, 2002 the Group met the net worth and financial ratios requirements of the Credit Agreement. In the past, the Group has failed to meet certain of the financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of February 28, 2002, the outstanding balance on the Credit Agreement with the Bank was $4,500,000. As of April 4, 2002, the outstanding balance on the Credit Agreement was $3,800,000.

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

None

Item 5 - OTHER INFORMATION:

None

Item 6  - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SANDATA TECHNOLOGIES, INC.
                                                   (Registrant)



 Date:April 12, 2002                               By: /s/ Bert E. Brodsky
                                                    -----------------------
                                                      Bert E. Brodsky
                                                      Chairman of the Board,
                                                      Chief Executive Officer,
                                                      Chief Financial Officer