Form 10KSB
period 2002-05-31
SANDATA TECHNOLOGIES INC
filed 2002-08-27
CIK 755465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended May 31, 2002

[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

                         Commission file number 0-14401

                           SANDATA TECHNOLOGIES, INC.
                (Exact name of small business issuer in its charter)

              DELAWARE                            11-2841799
      (State or other jurisdiction of   (I.R.S. Employee Identification No.)
       incorporation or organization)

                26 Harbor Park Drive, Port Washington, NY    11050
                (Address of principal executive offices)   (Zip Code)

         Issuer's telephone number, including area code: (516) 484-4400

         Securities registered under Section 12(b) of the Exchange Act:
                                      None


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


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for year ended May 31, 2002 were $17,852,710.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 16, 2002 was $1,536,918.

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

Yes                        No
    ----------------           -------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2002 was 2,481,808.

         Transitional Small Business Disclosure Format  (check one):

Yes                 No     X
    ------------       ------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                      INDEX


                                                                                                Page No.

Forward Looking Statements

                                     PART I

Item 1.           Description of Business                                                           1

Item 2.           Description of Property                                                           7

Item 3.           Legal Proceedings                                                                 8

Item 4.           Submission of Matters to a Vote of Security Holders                               9

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters                         10

Item 6.           Management's Discussion and Analysis or Plan of Operation                        11

Item 7.           Financial Statements                                                             18
18

Item 8.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                                18
18

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act                       19

Item 10.          Executive Compensation                                                           20

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                           and Related Stockholder Matters                                         23

Item 12.          Certain Relationships and Related Transactions                                   25

                                     PART IV

Item 13.          Exhibits, List and Reports on Form 8-K                                           27

Signatures                                                                                         30


     Certain information contained in this Annual Report on Form 10-KSB (the "Form 10-KSB") includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. Sandata Technologies, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Form 10-KSB or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", or "anticipate", or the negative variations thereof, or comparable terminology, are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with developments in and regulation of the health-case industry, new technology developments, competitive bidding, risks and uncertainties associated with the Internet and Internet-related products, and other factors.

     The Company is also subject to other risks detailed herein or detailed from time to time in its Securities and Exchange Commission ("SEC") filings. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the captions "Description of Business" in Item 1, "Management's Discussion and Analysis or Plan of Operation" in Item 6, and "Certain Relationships and Related Transactions" in Item 12, of this Form 10-KSB. All references to a fiscal year are to the Company's fiscal year which ends May 31.

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

     Applications of the Company's software include: an automated payroll processing and Medicaid billing service delivered via leased lines or over the Internet, computerized preparation of management reports, telephone based data collection services, and automated database driven outbound telephone notification.

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

     The Company's software is written in a variety of software languages including JAVA, C++, Oracle PL/SQL, CGI, Perl, VB, Foxpro, Access and COBOL.

     The Company was incorporated in the State of New York in June, 1978 and reincorporated in the State of Delaware in December 1986. On November 21, 2001, the Company changed its name from Sandata Inc. to its present name.

Business of Issuer

             Principal Products and Services

     Computerized Information Processing Services. The Company, through its wholly owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), provides computer services to the home health care industry, principally through its SHARP (Sandsport Home Attendant Reporting Program) product.

     The primary customers are vendor agencies that provide home attendant services to the elderly and infirm in New York City. The Federal Government offers this program (the "Home Attendant Program") to participating states and municipalities as an optional part of its Medicaid program. The Federal Government funds a substantial portion of the program and the New York State Department of Social Services and New York City fund the balance of the program. In New York City, the Home Attendant Program is administered by the Human Resources Administration ("HRA"), which sub-contracts with proprietary and not-for-profit agencies ("Vendor Agencies") to provide home attendant services to those in need. HRA refers patients to Vendor Agencies that, in turn, send home attendants to patients' homes to assist in personal care chores. Vendor Agencies also provide periodic nurse's visits to patients.

     Sandsport processes payroll, preparing paychecks indicating year-to-date earnings and deductions, payroll journals and payroll earnings and deduction summaries. Sandsport provides computerized information which permits Vendor Agencies to prepare their Employer's Quarterly Federal Tax Return, New York State unemployment insurance returns, deposits for Federal unemployment insurance and all required New York City tax returns and deposits.

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

     These services are primarily provided through SHARP. Vendor Agencies enlist Sandsport's computer services to provide weekly time sheets, billing, payroll processing and management reports. For the fiscal years ended May 31, 2002 and 2001, approximately $5,433,000 or 32% and $5,445,000 or 31%, respectively, of the Company's total operating revenues were derived from services rendered to Vendor Agencies.

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

     Pro-Health offers a system which is designed to be delivered as an Application Service Provider ("ASP") solution, which allows its customers to access certain Pro-Health software over the Internet without the customer needing sophisticated hardware at its site to house the software or store the data. This allows the Company's customers to have access to software programs via low-cost hardware and on a fee per transaction basis, and enables them to utilize the Company's software services without a substantial upfront investment in either hardware or software. The software consists of a comprehensive suite of on-line interactive modules that are integrated with other Company applications such as Santrax(R) (see below). The Pro-Health systems' modular and flexible design makes it adaptable to the changeable needs of a wide spectrum of health care entities.

     For the fiscal years ended May 31, 2002 and 2001, approximately $530,000 or 3%, and $516,000 or 3% respectively, of the Company's total operating revenues were derived from services rendered to customers using the Pro-Health system.

     Telephone-Based Data Collection Services. The Company has developed an automated telephony system (combining telephones and computers) known as Sandata(R) SANTRAX(R) that allows the use of Automated Number Identification ("ANI") technology and voice recognition technology to assist in capturing data via telephone. The system incorporates telephone technologies into the data reporting process and is currently designed to monitor the arrival and departure times of off-site workers who simply call a unique toll-free number to record their arrival and departure. The system automatically and immediately confirms that the assigned person is at the expected place at the expected time for the approved and scheduled duration, and produces real-time exception reports to enable its clients to manage their off-site staff.

     In addition to collecting the arrival and departure times of off-site workers from the visit site, SANTRAX is also able to collect a wide range of additional information. By collecting additional data, SANTRAX can increase operational efficiencies and enable its customers to generate administrative savings. The information that can be collected and analyzed by SANTRAX includes expense-related data such as mileage and supplies, as well as tasks performed by the off-site worker. This data is used to produce weekly payroll and to automatically prepare reimbursement submissions. Reports are generated to the customer based upon its specific requirements.

     For the fiscal years ended May 31, 2002 and 2001, approximately $7,691,000 or 45% and $7,562,000 or 43%, respectively, of the Company's total operating revenues were derived from services rendered relating to SANTRAX.

     The software operates on the ASP model, and the Company receives an aggregate of approximately 620,000 calls per week or 32 million calls per year. The service is currently utilized principally by the Company's home health care clients, and approximately seventy-two per cent (72%) of current SANTRAX calls are Vendor Agencies using the SHARP program.

     Effective June 1, 1998, the Company and MCI Telecommunications Corporation ("MCI") entered into a License Agreement (the "License Agreement") pursuant to which the Company was granted a license, under certain of MCI's patents (each individually a "Patent" and collectively the "Patents"), which enables it to use and sell its SANTRAX time and attendance verification product non-exclusively nationwide and exclusively in the home health care industries for the five New York boroughs. The License Agreement remains in effect until the last to expire of various patents held by MCI or until October 19, 2010, whichever is later. Pursuant to the License Agreement, the Company pays MCI certain royalties on a per call basis.

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

     In addition, the Company develops web sites, runs e-commerce applications and resells telephone services, leveraging the favorable rates it receives by virtue of the substantial call volume driven by SANTRAX. The Company has also offered managed services in the security arena such as security audits, enterprise firewalls and network monitoring, although it currently is not providing such services. The Company plans to diversify the web site development, e-commerce, and telephone services and resell them to businesses throughout the New York metropolitan area.

     For the fiscal years ended May 31, 2002 and 2001, approximately $737,000 or 4% and $2,071,000 or 12%, respectively, of the Company's total operating revenues were derived from services rendered for outsourcing services.

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

     For the fiscal years ended May 31, 2002 and 2001 approximately $2,766,000 or 15% and $2,170,000 or 12%, respectively of the Company's total operating revenues were derived from services rendered relating to SandataNet(R).

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

     At May 31, 2001, the Company performed an evaluation of the recoverability of the assets acquired from NAIS and concluded that a significant impairment of these assets had occurred based on actual results during the year ended May 31, 2001 and on estimated future cash flows not being sufficient to recover the carrying value of the goodwill. Therefore, the carrying value of the impaired goodwill was written down to its estimated fair value, which was determined based on discounted estimated cash flows. The Company recognized an impairment loss and write down of the goodwill of approximately $201,000. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary significantly from such estimates.

             Seasonality

             The Company's revenues are not subject to seasonal fluctuations.

             Competition

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

     The computer services industry is characterized by competition in the areas of service, quality, price and technical expertise. Competitors in this segment vary from small, local companies to multinational consulting and accounting firms.

             Customers

     The Company's customer base is primarily drawn from the health care industry. During the fiscal years 2002 and 2001, the Company derived revenues from the Vendor Agencies who are all funded by one governmental agency, amounting to approximately $10,549,000 or 61% and $10,608,000 or 60% of total operating revenues, respectively. The Company was owed approximately $1,259,000 and $1,160,000 from these customers at May 31, 2002 and 2001, respectively. The Company also derived approximately $693,000 or 4% and $2,458,000 or 14% of revenue in the years 2002 and 2001 from National Medical Health Card Systems, Inc. ("Health Card") for database and operating system support, hardware leasing, maintenance and related administrative services. Health Card is a public company engaged in the pharmacy benefits management business; Bert E. Brodsky, Chairman of the Board and Chief Executive Officer of the Company, is also the Chairman of the Board and a principal shareholder of Health Card. (See
Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

        The Company markets its products and services through telemarketing and sales representatives.

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

             Research and Development

     The Company incurred approximately $62,000 and $10,000 during the fiscal years 2002 and 2001, respectively, on research and development. The Company incorporates its research and development into its on-going business activities. The Company's employees may develop new software programs and expand or modify existing ones. After determining that a program has reached technological feasibility, the subsequent development costs are capitalized. All other costs are expensed.

             Employees

     As of May 31, 2002, the Company and its subsidiaries employed 102 employees, including 98 full-time and 4 part-time employees. The Company believes that its success will depend in part on its ability in a highly competitive environment to attract and retain highly skilled technical, marketing and management personnel.

     On August 8, 2001, the Company eliminated certain positions and terminated approximately thirty (30) employees. Projected revenue reductions and recent operating losses combined to cause management to re-evaluate staffing needs. The eliminations and terminations from within the Company and its subsidiaries are expected to generate approximately $1,600,000 in reduced expenses on an annual basis. The Company also incurred approximately $47,000 in severance payments.

     The Company considers its employee relations to be satisfactory. The Company is not a party to any collective bargaining agreement.

ITEM 2 - DESCRIPTION OF PROPERTY

     The Company and its subsidiaries currently occupy approximately 25,188 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, successor to BFS Sibling Realty, Inc. and an affiliate of the Company's Chairman (the "Affiliate"). The Affiliate leases the Facility from the Nassau County Industrial Development Agency (the "NCIDA"), pursuant to a lease (the "Lease"), which was entered into by that Agency and the Affiliate in July 1994. (Subsequent assignments and re-assignments of that Lease have, in effect, returned the parties to their original positions.). The Lease expires in March 2005. The Affiliate has the right to become the owner of the Facility upon expiration of the Lease. The Affiliate subleases a portion of the Facility to the Company. The Company currently pays rent to the Affiliate in the amount of $22,679 per month. The Affiliate also receives rent from other companies that occupy space in the Facility, some of which are affiliated with the Company's Chairman. The Company believes that its facilities are adequate for current purposes. See Item 6 - "Management's Discussion and Analysis or Plan of
Operation - IDA/SBA Financing", and Note 6a to the Financial Statements contained in Item 7 of this Form 10-KSB, for a discussion of the NCIDA and U.S. Small Business Administration financing transactions. See also Note 5 (Commitments and Contingencies) to the Financial Statements comprising Item 7 hereof, for a description of the lease entered into as of June 1, 2001 and revised in November, 2001.

ITEM 3 - LEGAL PROCEEDINGS

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

     On October 19, 1999, the Company and Pro-Health brought an action against Provider Solutions Corporation ("Provider") and others, in Supreme Court, New York County, based on breach of contract, fraudulent misrepresentation and other causes of action, demanding damages of approximately $10,000,000 (the "State Action"). On October 22, 1999, Provider brought a federal action in the United States District Court for the Eastern District of New York (the "Federal Action"). The complaint demanded relief in the form of a permanent injunction and damages against the Company and Pro-Health for total amounts ranging from $10,000,000 to $15,000,000. The State Action was consolidated with the Federal Action.

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

     On March 1, 2000, Dataline, Inc. ("Dataline") began a lawsuit against MCI WorldCom Network Services, Inc. ("MCI") and the Company for alleged trade libel and related counts, in the United States District Court for the Southern District of New York. The court dismissed that lawsuit, with prejudice, on May 23, 2002. On May 4, 2001, MCI had brought a patent infringement lawsuit against Dataline, alleging that it was infringing three MCI patents, under which the Company has an exclusive license in New York City. Shortly thereafter, the Company joined MCI in the suit against Dataline. Pursuant to a Settlement Agreement dated January 1, 2002 among MCI, its parent (MCI Communications Corporation), the Company, and Dataline, Dataline acknowledged the validity and enforceability of the 3 MCI-owned patents that were the subject of the lawsuits. There were no payments from either MCI or the Company to Dataline. In addition, Sandata and Dataline entered into an Exclusive Service Agreement by which Dataline agreed to use the Company's "call capture infrastructure" for all of Dataline's time and attendance systems, and to pay royalties to the Company for such use. The terms of the settlement also included mutual releases. See Note 5c to the Financial Statements comprising Item 7 hereof.

     An action was commenced against the Company and Health Card by a former executive of Health Card, Mary Casale, who alleged that employees of both Health Card and the Company engaged in sex discrimination as to Ms. Casale, and thus, violated Title VII of the Civil Rights Act of 1964. In February 2002 the matter was withdrawn from the Equal Employment Opportunity Commission, and was settled without any effect on the business or financial condition of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "SAND".

     On July 9, 2002 the Company issued a press release announcing that Nasdaq had informed the Company that its shares would be subject to de-listing from the SmallCap Market for failure to comply with Nasdaq's Marketplace Rules regarding minimum value of publicly held shares and minimum bid price per share. The Company requested a hearing on these matters, and the de-listing was stayed until the hearing. The Company was informed by Nasdaq on August 21, 2002 that the Company had regained compliance with both Marketplace Rules and that, therefore, the hearing was cancelled and the matter is moot.

     The table below sets forth high and low sale prices of the Common Stock, as furnished by Nasdaq.

                                                                                             Sale Prices
                                                                                       High              Low
                                                                                  ---------------- -----------------
                                                                                  ---------------- -----------------
Fiscal Year Ended
May 31, 2002
First Quarter                                                                           $1.35            $1.07
Second Quarter                                                                          $1.18           $  .84
Third Quarter                                                                           $1.67           $  .75
Fourth Quarter                                                                          $1.02           $  .44

Fiscal Year Ended
May 31, 2001
First Quarter                                                                           $1.88            $1.25
Second Quarter                                                                          $1.50           $  .53
Third Quarter                                                                           $1.41           $  .84
Fourth Quarter                                                                          $1.38           $  .86


Holders

     The Company has been advised by its transfer agent (North American Transfer Co.) that the number of holders of record of the Company's Common Stock, as of August 16, 2002 was 991.

Dividends

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

     The Company's ability to declare and pay dividends is restricted pursuant to the terms of a Revolving Credit Agreement dated April 18, 1997 between the Company and HSBC Bank USA, formerly Marine Midland Bank (the "Bank"), and also under the terms of the Guaranty Agreement dated June 1, 1994 by and among the Company (as a guarantor), the Affiliate, and the Bank (among others). The Guarantee Agreement was entered into in connection with the IDA/SBA Financing discussed in Item 6 hereof, "Management's Discussion and Analysis or Plan of Operation".

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

             Analysis of Operations

             Fiscal Years ended May 31, 2002 compared with May 31, 2001

     Service fee revenues for fiscal 2002 were $17,173,922 as compared to $17,769,069 for the previous fiscal year, a decrease of $595,147 or 3%. The decrease is primarily attributable to decreases in revenues from outsourcing of approximately $1,300,000 partially offset by increases in revenue from SandataNet of approximately $775,000.

     Other income for the year ended May 31, 2002 was $514,999 as compared to $368,502 for the year ended May 31, 2001, an increase of $146,497 or 40%. The increase is attributable to $115,000 in payments received in connection with a litigation settlement, and the sale of a customer list for $79,000. This increase is partially offset by a decrease in income recognized on sales/leaseback transactions.

              Expenses Related to Services

     Operating expenses were $9,877,651 for the year ended May 31, 2002, as compared to $10,372,524 for the year ended May 31, 2001, a decrease of $494,873 or 5%. Decreased payroll expenses (approximately $875,000) due to a reduction in workforce, and decreased equipment rental expenses (approximately $373,000), partially offset by increases in purchases for resale (approximately $945,000) were the primary factors for the decrease in operating expenses.

     Selling, general and administrative expenses for the year ended May 31, 2002 were $5,502,264 compared to $5,004,255 for the year ended May 31, 2001, an increase of $498,099 or 9%. The increases were primarily due to increases in consulting and legal expenses, and additional insurance premiums.

     Depreciation and amortization expenses were $1,839,959 for the year ended May 31, 2002, as compared to $2,748,411 for the year ended May 31, 2001, a decrease of $908,452 or 33%. The decrease was primarily attributable to the write off of impaired software in 2001, as described below under the heading "Impairment of Developed Software."

     Interest expense for the year ended May 31, 2002 was $241,729 as compared to $189,240 for the year ended May 31, 2001, an increase of $52,489 or 28%. The increase was a result of higher overall average daily balances under the Company's revolving credit agreement.

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

             Income Tax Expenses

     Income tax expense (benefit) was $249,067 and $(1,293,401) for fiscal 2002 and 2001, respectively. The increase in income tax expense is due to higher pretax income. The effective tax rates for fiscal 2002 and 2001 were 63.7% and (37.0%), respectively.

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

     The foregoing transactions and agreements were the last in a series of transactions involving the Company, the Affiliate, NCIDA, the Bondholder and the U.S. Small Business Administration. Chief among these was the borrowing by the Affiliate in June of 1994 of $3,350,000 in the form of Industrial Development Revenue Bonds (the "Bonds") to finance the acquisition of the Facility. Simultaneously with the issuance of the Bonds: (1) NCIDA obtained title to the Facility and leased it to the Affiliate, (2) the Affiliate subleased the Facility to the Company, (3) the Bondholder bought the Bonds, (4) the Bondholder received a mortgage and security interest in the Facility to secure the payment of the Bonds. The Affiliate's obligations under the Lease were guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Affiliate's obligations respecting repayment of the Bonds were also guaranteed by Mr. Brodsky, the Company, Sandsport and others.

     The Bonds currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of May 31, 2002 was $1,444,445. During the years ended May 31, 2002 and 2001, the Company paid rent to the Affiliate of approximately $408,000 and $615,000, respectively.

     On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the U.S. Small Business Administration ("SBA") (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA Loan is guaranteed by the Company and various subsidiaries of the Company. The entire proceeds were used to repay a portion of the Bonds. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA Loan as of May 31, 2002 was $599,024.

             Liquidity and Capital Resources

     The Company's working capital decreased as of May 31, 2002 to $1,890,988 from $1,956,661 as of May 31, 2001. The primary factors that contributed to the decrease were increases in accounts payable, accrued expenses, and notes receivable-officer, and decreases in receivables from affiliates and deferred income, offset by an increase in cash and cash equivalents.

     The Company has spent approximately $2,620,049 for fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company expects a reduction in the levels of capital expenditures in the future.

     On July 14, 1998 the Chairman, certain officers and directors, and a former director (who is also the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary), exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock. The exercise prices ranged from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $131,994 and $162,110 during the fiscal years ended May 31, 2002 and 2001. As of May 31, 2002 and 2001, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,669,640 and $1,722,547, respectively. (see item 7 "Finacial Statements" note 12d). On July 14, 2001, the Company agreed to extend the due dates of the Promissory Notes for one hundred twenty days. On November 9, 2001, the due date of the Notes was extended to November 9, 2004, and the Company agreed to substitute full recourse unsecured Notes for the Notes it had previously accepted. Effective December 1, 2001, the interest rate was changed from 8-1/2% to 6%.

     On April 18, 1997 Sandsport, entered into a revolving credit agreement (the "Credit Agreement") with the Bank which allowed Sandsport to borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement requires Sandsport to pay a fee equal to 1/4% per annum on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement has been amended by the Bank to permit Sandsport to borrow amounts up to $4,500,000 until June 14, 2003. Interest accrues at the same rate as the original Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). All of the Group's assets are pledged to the Bank as collateral for amounts due under the Credit Agreement, which pledge is secured by a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. The Group's guaranty to the Bank was subsequently modified to include all indebtedness incurred by the Company under the amended Credit Agreement dated August 24, 2001 (see below).

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. At May 31, 2001 the Group failed to meet these net worth and financial ratios, and the Bank granted the Group a waiver. As of August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth and to maintain certain financial ratios were revised, on a going-forward basis, and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. On April 11, 2002 the Bank approved the extension of the termination date of the Credit Agreement to June 14, 2003. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of May 31, 2002, the outstanding balance on the Credit Agreement with the Bank was $4,500,000 and the Company was in compliance with the covenants.

     The Company is a party to various sale/leaseback transactions involving certain fixed assets, principally computer hardware, software and equipment. Gains on these transactions have been deferred and are being recognized over the lives of the related leases, each of which is 36 months. Approximately $297,000 and $344,000 of the deferred gains were recognized in other income for the years ended May 31, 2002 and 2001, respectively. Included in these amounts are the effects of the following sale/leaseback transactions:

     (a) In January 1998, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $515,000, were sold for $700,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $36,000 of the deferred gain was recognized for the year ended May 31, 2001, which was the last year of the lease. An unaffiliated third party purchased the residual rights in such lease.

     (b) In January 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $830,000, were sold for $1,100,000. The resulting gain of approximately $270,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $60,000 and $90,000 of deferred gain was recognized for the years ended May 31, 2002 and 2001, respectively. An unaffiliated third party purchased the residual rights in such lease.

     (c) In May 1999, the Company entered into a sale/leaseback of certain fixed assets which had a net book value of approximately $896,000 were sold for $1,100,000. The resulting gain of approximately $204,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $68,000 of deferred gain was recognized for each of the years ended May 31, 2002 and 2001. An unaffiliated third party purchased the residual rights in such lease.

     (d) In October 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $895,000, were sold for $1,115,000. The resulting gain of approximately $220,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $73,000 of the deferred gain was recognized for each of the years ended May 31, 2002 and 2001. An unaffiliated third party purchased the residual rights in such lease.

     (e) In January 2000, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $442,000, were sold for $561,000. The resulting gain of approximately $119,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $40,000 of deferred gain was recognized for each of the years ended May 31, 2002 and 2001. An unaffiliated third party purchased the residual rights in such lease.

     (f) In February 2000, the Company entered into a sale/leaseback of certain fixed assets which had a net book value of approximately $237,000, were sold for $277,000. The resulting gain of approximately $40,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $14,000 of deferred gain was recognized for each of the years ended May 31, 2002 and 2001. An unaffiliated third party purchased the residual rights in such lease.

     (g) In November 2000, the Company entered into a sale/leaseback of certain fixed assets which had a net book value of approximately $421,500, were sold for $548,300. The resulting gain of approximately $126,800 was recorded as deferred income and is being recognized over the life of the lease. Approximately $42,000 and $21,000 of the deferred gain was recognized for the years ended May 31, 2002 and 2001, respectively. An unaffiliated third party purchased the residual rights in such lease.

     Until January of 2002, the Company was leasing equipment and providing services to Health Card pursuant to a verbal agreement, and was receiving its allocable share of administrative and support services that were shared by Health Card and the Company, at a cost to Health Card of approximately $81,000/month. As of January, 2002, the Company ceased rendering services to Health Card. Health Card continues to pay its allocable share of expenses for shared services, which amounts to approximately $45,000 per month.

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

Going Private Transaction

     The Company has received a proposal to engage in a going private transaction. The proposed transaction is anticipated to be in the form of a merger with an entity owned by an investor group to be led by Bert E. Brodsky, the Company's Chief Executive Officer, and to include Hugh Freund and Gary Stoller, as well as other investors (the "Acquiring Group") Pursuant to the proposal, the Company's shareholders (other than Mr. Brodsky and the other shareholders that shall comprise part of the Acquiring Group) would receive $1.50 per share of Common Stock of the Company (the "Shares"), in cash. The proposal may be amended, modified or supplemented at any time.

     The Board of Directors has appointed a Special Committee (the "Committee"), comprised of Ronald Fish and Martin Bernard, to review the proposed transaction. The Committee has retained Brean Murray & Co., Inc. as its financial advisor, and has retained its own legal counsel.

     The proposed transaction would result in the acquisition of all of the outstanding Shares of the Company other than the shares owned by Mr. Brodsky and the other shareholders that shall comprise part of the Acquiring Group. The final terms of any acquisition will be based on negotiations between the Acquiring Group and the Committee. The proposed acquisition will be subject to, among other things, (1) the negotiation, execution, and delivery of a definitive agreement, (2) approval of the proposed transaction by the Committee, the full Board of Directors and the Company's shareholders, (3) receipt of a fairness opinion by the Committee, (4) applicable regulatory approval, and (5) obtaining any necessary third-party consents or waivers. There can be no assurance that a definitive merger agreement will be executed and delivered, or that the proposed transaction will be consummated.

     Except as discussed above, the Company has no knowledge of any specific prospects, industry or other trends, events or uncertainties that might have a material impact on the Company's net sales or revenues or income from continuing operations, or that would increase the value of the shares in the long-term or the short-term.

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

      =========================== ========= ========================================================================
                                                                     Positions and Offices
                                                                      Presently Held with
                 Name               Age                                   the Company
      --------------------------- --------- ------------------------------------------------------------------------
      --------------------------- --------- ------------------------------------------------------------------------
      Bert E. Brodsky                59     Chairman and Treasurer, President Pro Tem
      --------------------------- --------- ------------------------------------------------------------------------
      --------------------------- --------- ------------------------------------------------------------------------
      Hugh Freund                    64     Executive Vice President, Secretary and Director
      --------------------------- --------- ------------------------------------------------------------------------
      --------------------------- --------- ------------------------------------------------------------------------
      Gary Stoller                   49     Chief  Technology Officer, Executive Vice President
      --------------------------- --------- ------------------------------------------------------------------------
      --------------------------- --------- ------------------------------------------------------------------------
      Ronald L. Fish                 61     Director
      --------------------------- --------- ------------------------------------------------------------------------
      --------------------------- --------- ------------------------------------------------------------------------
      Martin Bernard                 53     Director
      =========================== ========= ========================================================================

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

     Ronald L. Fish has served as a Director of the Company since January, 1998. Since 1975, Mr. Fish served as Administrator, Treasurer and Director of
Unlimited Care Inc., a nursing services firm, and is a certified public accountant. Mr. Fish serves on the Company's Audit Committee and on the Special Committee.

     Martin Bernard has served as a Director of the Company since October 22, 2001. Since 1970, Mr. Bernard has worked in the insurance industry, most of those years working for The Rampart Group, located in Lake Success, NY. Mr. Bernard is a graduate of the New York Institute of Technology, earning a degree in Business Administration and since 1997 has been a Trustee of the North Shore LIJ Health Systems. Mr. Bernard serves on the Company's Audit Committee and on the Special Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended May 31, 2002, the Company's officers, Directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Fish failed to timely file 4 reports relative to 4 transactions and Mr. Bernard failed to timely file 1 report relative to 1 transaction.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information for the fiscal years ending May 31, 2002, 2001 and 2000 concerning the compensation of Bert E. Brodsky, the Chairman and Chief Executive Officer of the Company; Stephen Davies, President of the Company from February 2000 until August 6, 2001; Hugh Freund, Executive Vice President and Secretary; and Gary Stoller, Executive Vice President and Chief Technology Officer. No other executive officer had a total salary and bonus in excess of $100,000 for the fiscal year ended May 31, 2002.


=========================== ======= ======================================== ================================= ==============
                                             Annual Compensation                  Long-Term Compensation
--------------------------- ------- ---------------------------------------- --------------------------------- --------------
--------------------------- ------- ------------ ---------- ---------------- ------------------------ -------- -------------
                                                                                     Awards           Payouts
--------------------------- ------- ------------ ---------- ---------------- ------------------------ -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
                                                             Other Annual    Restricted   Securities
                                                               Compensa-        Stock     Underlying  LTIP      All Other
    Name and Principal                Salary       Bonus         tion          Awards     Options/    Payouts  Compensation
         Position            Year       ($)         ($)           ($)            ($)       SARs (#)     ($)        ($)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------

--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
Bert E. Brodsky, Chairman    2002   297,693 (2)     --         27,334(4)         --           --        --      53,785 (5)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
                             2001   310,000 (2)     --         27,918(4)         --           --        --      41,246 (5)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
                             2000   200,000 (2)  113,650      14,013 (4)         --        350,000      --      28,564 (5)
                                                    (3)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
Gary Stoller, Executive      2002     155,769      5,000      14,366 (4)         --           --        --      16,040 (6)
Vice President, Chief
Technology Officer
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
                             2001     150,000      5,800       22,391(4)         --           --        --      16,040 (6)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
                             2000     150,000      5,000      22,391 (4)         --           --        --      16,040 (6)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
Hugh Freund, Executive       2002     171,346     30,500      15,585 (4)         --           --        --      22,670 (7)
Vice President, Secretary                                                                                       17,064 (8)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
                             2001     165,000     37,500      15,585 (4)         --           --        --      22,670 (7)
                                                                                                                17,064 (8)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
                                                                                                                22,670 (7)
                            2000      82,789      28,000      15,585 (4)         --           --        --      17,064 (8)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
Stephen Davies, President    2002     139,528       --            --             --           --        --          --
(la)
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
                             2001     200,159       --            --             --        150,000      --          --
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
--------------------------- ------- ------------ ---------- ---------------- ------------ ----------- -------- -------------
                            2000      62,307        --            --             --        100,000      --          --
                             (1b)
=========================== ======= ============ ========== ================ ============ =========== ======== =============

     (1a) Mr. Davies' employment as President of the Company was terminated on August 6, 2001. See Note 5 to the Financial Statements comprising Item 7 of this Annual Report on Form 10-KSB.

     (1b) Represents compensation paid to Mr. Davies from February 1, 2000 through May 31, 2000, of which $12,000 were consultation fees.

     (2) As of May 31, in each of 2000, 2001 and 2002 Mr. Brodsky signed a waiver wherein he agreed to waive his rights to an additional $300,000, $190,000 and $202,307, respectively, of compensation due to be paid to him for the fiscal years then ended, pursuant to the terms of the Brodsky Employment Agreement discussed below under "Employment Agreements, Termination of Employment and Change-in-Control Agreements."

     (3) Represents 25,000 shares of Common Stock granted to Mr. Brodsky on February 4, 2000, and $82,000 in bonus paid in the fiscal year ended May 31, 2000.

     (4)  Represents   compensation   relating  to  the  use  of  Company-leased
automobiles provided for business purposes by an affiliate of the Company's Chairman.

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

     Not Applicable.

     Aggregated Option/SAR Exercise in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of unexercised options and warrants held by the named executive officers for the fiscal year ended May 31, 2002:

===================== ======================= ================= ========================== ==========================
                                                                  Number of Securities       Value of Unexercised
                                                                 Underlying Unexercised    in-the-Money Options and
                                                                 Options and Warrants at      Warrants at May 31,
                        Shares Acquired on     Value Realized        May 31, 2002(#)                2001($)
        Name               Exercise(#)              ($)         Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
Bert E. Brodsky                 --                   --              536,500/123,500                  0/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
Gary Stoller                    --                   --                 143,500/0                     0/0
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
Hugh Freund                     --                   --                 137,000/0                     0/0
===================== ======================= ================= ========================== ==========================


Compensation of Directors

     During the fiscal year ended May 31, 2002 non-qualified options to purchase up to 10,000 shares of Common Stock, at an exercise price of $1.00 per share, were issued to each of Messrs. Bernard and Fish. In addition, for the fiscal year ended May 31, 2002, the Company paid an aggregate of $4,000 in Director's fees.


     Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     On February 1, 1997 the Company and its Chairman ("Mr. Brodsky") entered into an employment agreement for a five year term (the "Brodsky Employment Agreement"). Among other things, the Brodsky Employment Agreement provides compensation at the annual rate of $500,000 or a lesser amount if mutually agreed. The Brodsky Employment Agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal years ended May 31, 2001 and 2000, and has signed waivers evidencing his agreement to such reductions. The Brodsky Employment Agreement was renewed, on identical terms, on March 1, 2002, and Mr. Brodsky again agreed to accept a reduction in compensation for the fiscal year ended May 31, 2002.

     In May 1992, Mr. Brodsky and the Company entered into a deferred compensation agreement pursuant to which the Company would (i) pay to Mr. Brodsky a lump sum ranging from $75,000 to $255,000 if he voluntarily terminated his employment with the Company after attaining 55 years of age, or (ii) pay to Mr. Brodsky's beneficiary a lump sum ranging from $200,000 to $450,000 in the event of Mr. Brodsky's death during the term of his employment with the Company. This agreement was terminated in October, 2001.

     ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the beneficial share ownership, as of May 31, 2002 of (i) each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's Common Stock; (ii) each of the Company's current Directors (iii) each person listed in the Summary Compensation Table (except Stephen Davies, the former President); and (iv) all of the Company's executive officers and Directors as a group. The ownership percentages indicated are calculated, on a fully-diluted basis, in accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended, which attributes beneficial ownership of securities to a person or entity who holds options or warrants to purchase such securities.

============================================== ============================== ======================================
   Name of Management Person and Name and                                            Approximate Percentage
         Address of Beneficial Owner                 Number of Shares                 of Outstanding Shares
---------------------------------------------- ------------------------------ --------------------------------------
Bert E. Brodsky
26 Harbor Park Drive
Port Washington, NY                                    1,302,957 (1)                          42.5%
---------------------------------------------- ------------------------------ --------------------------------------
Hugh Freund
26 Harbor Park Drive
Port Washington, NY                                      487,721 (2)                          18.6%
---------------------------------------------- ------------------------------ --------------------------------------
Gary Stoller
26 Harbor Park Drive
Port Washington, NY                                      297,278 (3)                          11.3%
---------------------------------------------- ------------------------------ --------------------------------------
Ronald L. Fish
Unlimited Care Inc.
245 Main Street
White Plains, NY 10601                                    26,500 (4)                          1.7%
---------------------------------------------- ------------------------------ --------------------------------------
Martin Bernard
c/o Rampart Group
1983 Marcus Aveue
Lake Success, NY 11042                                         0 (5)                            *
---------------------------------------------- ------------------------------ --------------------------------------
Jessica Heather Brodsky
26 Harbor Park Drive
Port Washington, NY                                      294,470                              11.8%
---------------------------------------------- ------------------------------ --------------------------------------
Jeffrey Holden Brodsky
26 Harbor Park Drive
Port Washington, NY                                      184,925                              7.4%
---------------------------------------------- ------------------------------ --------------------------------------
All executive officers and Directors as a
group (4 persons)                                2,114,456 (1) (2) (3) (4)                    63.7%
============================================== ============================== ======================================


     (1) Includes 18,684 shares of the Company's Common Stock owned by the trust established for the benefit of Mr. Brodsky's minor son; includes 20,500 shares of the Company's Common Stock owned by Mr. Brodsky's wife; includes 200,000 shares of Common Stock owned by the Bert E. Brodsky Revocable Trust. Includes presently exercisable options to purchase 310,000 shares of Common Stock at $1.41 per share under the 1995 Stock Option Plan; includes presently exercisable options to purchase 226,500 shares of common stock at $1.31 per share under the 1998 Stock Option Plan.

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

     (4) Includes presently exercisable options to purchase 18,000 shares of Common Stock at $3.00 per share under the 1998 Plan. Does not include an option to purchase 10,000 shares of common stock at $1.00 per share under the 2000 stock option plan, none of which are currently exercisable.

     (5) Does not include an option to purchase 10,000 shares of common stock at $1.00 per share under the 2000 stock option plan, none of which are currently exercisable.

*            Less than one percent (1%)




















                      EQUITY COMPENSATION PLAN INFORMATION

---------------------------- ------------------------ ----------------------- ---------------------------------------
                                    Number of            Weighted-average         Number of Securities remaining
                                Securities to be       price of outstanding    available for future issuance under
                              issued upon exercise     options warrants and    equity compensation plans (excluding
                                 of outstanding               Rights           securities reflected in column (a))
                              options, warrants and
                                     rights
---------------------------- ------------------------ ----------------------- ---------------------------------------
---------------------------- ------------------------ ----------------------- ---------------------------------------
                                       (a)                     (b)                             (c)
---------------------------- ------------------------ ----------------------- ---------------------------------------
---------------------------- ------------------------ ----------------------- ---------------------------------------

1995  Stock   Option   Plan
(approved    by    security
holders)*                             590,500                   $1.54                          409,500
---------------------------- ------------------------ ----------------------- ---------------------------------------
---------------------------- ------------------------ ----------------------- ---------------------------------------

1998  Stock   Option   Plan
(approved    by    security
holders)*                             775,579                   $2.24                          224,421
---------------------------- ------------------------ ----------------------- ---------------------------------------
---------------------------- ------------------------ ----------------------- ---------------------------------------

2000  Stock   Option   Plan
(approved    by    security
holders)*                              28,340                   $1.59                        1,491,660
---------------------------- ------------------------ ----------------------- ---------------------------------------

     * There are no equity compensation plans not approved by security holders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Going Private Transaction

     Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation - Prospects for the Future, Trends and Other Events" for a description of a proposal that the Company has received to engage in a going private transaction with a group of investors that includes three of the Company's directors.


 IDA/SBA Financing

     Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation - IDA/SBA Financing" for a discussion of an industrial development revenue bond and SBA financing, pursuant to which the Company pays rent for its facility to an affiliate of the Company's Chairman.

             Advances and Loans to Affiliates

     During the years ended May 31, 2002 and 2001, the Company paid an aggregate of $57,285 and $65,894 on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.

             National Medical Health Card Systems, Inc.

     The Company owed Health Card $500,000 pursuant to a promissory note, dated May 31, 2000 and due June 1, 2001 plus interest at the rate of 9-1/2%; interest on such note was payable quarterly. The Note was paid in May, 2001. On June 9, 2001, the Company again issued a promissory note to Health Card in the principal amount of $500,000, with interest at the rate of 7%, which was due on June 8, 2002. This Note was paid in full on August 15, 2001.

     Until January of 2002 the Company derived revenue from Health Card, for database and operating system support, hardware leasing, and maintenance and related administrative services. The revenues generated from Health Card amounted to approximately $693,000 and $2,458,000 for the years ended May 31, 2002 and 2001, respectively. For the years ended May 31, 2002 and 2001, respectively, the Company billed Health Card approximately $126,000 and $821,000 for quality assurance testing and network support; $47,000 and $561,000 for help desk services; $175,000 and $448,000 for data processing center; $305,000 and $534,000 for certain computer equipment leases; and $40,000 and $95,000 for other services. In addition, the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $124,000 and $134,000 for the years ended May 31, 2002 and May 31, 2001 and are recorded as a reduction of operating expense. The Company was owed approximately $19,000 from Health Card at May 31, 2002. Subsequent to May 31, 2002, the Company received approximately $14,000 from Health Card, representing substantially complete payment of amounts due as of that date. As of January 2002, the Company ceased rendering services to Health Card. Health Card continues to pay its allocable share of expenses for shared services, which amounts to approximately $45,000 per month.

             Leases

     The Company makes equipment lease payments to P.W. Capital Corp. and P.W. Medical Management, Inc., both of which are affiliates of the Company's Chairman. The payments were $268,011and $395,989 in fiscal 2002 and 2001, respectively. The payments for the Facility were made to BFS Realty, LLC, and were $408,000 and $615,000 for the years ended May 31, 2002 and 2001, respectively. In June 2001, the Company entered into a new lease for the Facility which was revised in November 2001. (See Item 7, Note 5 to the Financial Statements for details.)

             Medical Arts Office Services, Inc.

     Medical  Arts  Office  Services,  Inc.  ("MAOS"),  of which  the  Company's
Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and legal services. For the fiscal years ended May 31, 2002 and 2001 the total payments made by the Company to MAOS were $340,869 and $279,894 respectively.

                                     Part IV

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

       (a)    Exhibit Index

Exhibit Number                    Document

     3.1              Certificate  of  Incorporation   and  Amendments   thereto
                      including Certificate of Ownership and Merger (DE) and Agreement and Plan of Merger (1)

     3.2 Certificate of Amendment to Certificate of Incorporation filed July 27, 1993 (1)

     3.3 Certificate of Amendment to Certificate of Incorporation filed May 26, 1995 (1)

     3.4 Certificate of Amendment to Certificate of Incorporation filed November 21, 2001

     3.5              By-Laws (1)

     4.1 Nassau County Industrial Development Agency Industrial Development Revenue Bonds(1994 Brodsky Sibling Realty Inc. Project) dated June 1, 1994 (1)

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

  Exhibit Number      Document

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

    10.3              First Amendment to Incentive Stock Option Plan dated
                      April 4, 1989 (1)

    10.4              Second Amendment to Incentive  Stock Option  Plan dated
                      December 18, 1990

    10.5              1986 Non-qualified Stock Option Plan (1)

    10.6 Amendment to 1986 Non-qualified Stock Option Plan dated April 4, 1989 (1)

    10.7              1995 Stock Option Plan (1)

    10.8              1998 Stock Option Plan (5)

    10.10 Termination letter dated October 8, 2001, regarding Deferred Compensation Plan dated
                      May 1, 1992  between the Registrant and Bert E. Brodsky

    10.11 Form of agreement between Sandsport Data Services, Inc. and vendor agency (2)

    10.12 Form of agreement between Sandsport Data Services, Inc. and vendor agency (2)

 Exhibit Number       Document

   10.13              Form of Subscription Agreement dated December 23, 1996
                      (2)

   10.14              Form of Subscription Agreement dated September 12, 1996(2)

   10.18 Employment Agreement dated February 1, 1997 between the Registrant and Bert E. Brodsky (3)

   10.19              Form of Pledge Agreement (4)

   10.20              Form of Non-Negotiable Promissory Note (4)

   10.21 Stock Option Agreement dated December 10, 1998 between the Registrant and Bert E. Brodsky (6)

   10.22 Stock Option Agreement dated February 3, 2000 between the Registrant and Bert E. Brodsky (6)

   10.29 Extension Agreement dated July 14, 2001, between the Registrant and certain shareholders (7)

   10.30 Third Amendment and Waiver dated as of August 24, 2001 to Loan Agreement dated as of April 18, 1997 by and
                      among  Sandsport  Data Services,   Inc.,  the Registrant,
                      certain subsidiaries of the Registrant, and HSBC Bank, USA (7)

   10.31 Collective Amended and Restated Security Agreement dated as of August 24, 2001, by and among Sandsport Data Services, Inc., the Registrant, certain subsidiaries of the Registrant, and HSBC Bank, USA (7)

   10.32 Lease Agreement dated November 1, 2001 between the Registrant and BFS Realty, LLC for premises in Port Washington, NY (8)

   10.33 Recourse Note between Bert E. Brodsky and Registrant dated December 1, 2001, in the amount of $1,091,128.24

   10.34 Recourse Note between Hugh Freund and Registrant dated December 1, 2001, in the amount of $420,419.16

   10.35 Recourse Note between Gary Stoller and Registrant dated December 1, 2001, in the amount of $57,742.20

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

     (7) Denotes a document filed as an Exhibit to the Company's Report on Form 10-KSB for the fiscal year ended May 31, 2001 and incorporated herein by reference.

     (8) Denotes a document filed as an Exhibit to the Company's Report on Form 10-QSB for the fiscal quarter ended November 30, 2001 and incorporated herein by reference.

             (b)  Reports on Form 8-K

     (i) On July 9, 2002 the Company filed an 8-K containing a press release announcing that Nasdaq had informed the Company that its shares would be subject to de-listing from the SmallCap Market for failure to comply with certain Nasdaq Marketplace Rules.The Company was informed by Nasdaq on August 21, 2002 that the Company had regained compliance with both Marketplace Rules. See Item 5 hereof.

     (ii) On August 6, 2002 the Company filed an 8-K containing a press release announcing that the Company had received a proposal to engage in a going private transaction with an investor group led by Bert E. Brodsky, Chief Executive Officer of the Company. See Item 6 hereof.

                           SANDATA TECHNOLOGIES, INC.

     FINANCIAL STATEMENTS COMPRISING ITEM 7 OF REPORT ON FORM 10-KSB TO SECURITIES AND EXCHANGE COMMISSION YEAR ENDED MAY 31, 2002

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                                    F-2


Financial Statements

  Consolidated Balance Sheets as of May 31, 2002 and 2001                                                   F-3

  Consolidated Statements of Operations for the years ended
   May 31, 2002 and 2001                                                                                    F-4

  Consolidated Statement of Shareholders' Equity for the years
   ended May 31, 2002 and 2001                                                                              F-5

  Consolidated Statements of Cash Flows for the years ended
   May 31, 2002 and 2001                                                                                    F-6


Notes to Consolidated Financial Statements                                                              F-7 - F-29






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
of Sandata Technologies, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Sandata Technologies, Inc. and Subsidiaries (formerly Sandata, Inc.) as of May 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sandata Technologies, Inc. and Subsidiaries as of May 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As more fully described in the Notes to the consolidated financial statements, the Company had certain transactions with companies affiliated with the Company's Officers and Chairman.

/s/ Marcum & Kliegman LLP

Woodbury, New York
July 26, 2002, except for Note 12c and 12d, which are dated August 21, 2002 and August 22, 2002, respectively

                 See notes to consolidated financial statements


                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                May 31,
                                                                                   2002                   2001
                                                                                   ----                   ----
CURRENT  ASSETS
Cash and cash  equivalents                                                       $1,630,617          $  475,578
Accounts receivable,  net of allowance for doubtful accounts of $202,746
  and  $346,903 at 2002 and 2001,  respectively                                   2,182,963           2,160,675
Receivables from affiliates                                                         280,297             802,787
Inventories                                                                          45,342              35,993
Prepaid expenses and other current assets                                           345,349             416,056
Deferred income taxes                                                               207,595             274,470
                                                                                 ----------          ----------

         Total Current Assets                                                     4,692,163           4,165,559

FIXED ASSETS, NET                                                                 6,820,596           6,036,203
-----------------

DEFERRED INCOME TAXES                                                               171,579             335,773
---------------------

OTHER ASSETS
  Notes receivable                                                                   25,190              29,669
  Cash surrender value of officer's life insurance, security
   deposits and other assets                                                      1,105,502             866,774
                                                                                -----------          ----------

         Total Assets                                                           $12,815,030         $11,433,978
                                                                                ===========         ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $ 2,781,550        $  1,881,269
  Deferred/unearned revenue                                                          16,367              31,069
  Deferred income                                                                   103,258             296,560
                                                                                -----------        ------------

         Total Current Liabilities                                                2,901,175           2,208,898

LONG-TERM DEBT                                                                    4,500,000           3,850,000
--------------

DEFERRED INCOME                                                                      21,142             124,401
---------------                                                                 -----------        ------------

         Total Liabilities                                                        7,422,317           6,183,299
                                                                                -----------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value, 6,000,000 shares
   authorized; 2,481,808 and 2,506,475 shares issued and
   outstanding in 2002 and 2001, respectively                                         2,482              2,506
  Additional paid in capital                                                      5,765,766          5,803,704
  Retained earnings                                                               1,193,755          1,051,721
  Notes receivable - officers                                                    (1,469,290)        (1,607,252)
                                                                                 -----------        -----------

         Total Shareholders' Equity                                               5,492,713          5,250,679
                                                                                -----------         -----------

         Total Liabilities and Shareholders'
           Equity                                                               $12,915,030        $11,433,978
                                                                                ===========        ===========



                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               Years ended May 31,

                                                                                      2002                2001
                                                                                      ----                ----

REVENUES
  Service fees                                                                     $17,173,922        $17,769,069
  Other income                                                                         514,999            368,502
  Interest income                                                                      163,789            185,311
                                                                                 -------------      -------------

       TOTAL REVENUES                                                               17,852,710         18,322,882
                                                                                   -----------        -----------

COSTS AND EXPENSES
  Operating                                                                          9,877,651         10,372,524
  Selling, general and administrative                                                5,502,264          5,004,255
  Depreciation and amortization                                                      1,839,965          2,748,411
  Interest expense                                                                     241,729            189,240
  Impairment of developed software                                                          --          3,298,872
  Impairment of goodwill                                                                                  201,128
                                                                                  ------------       ------------


         TOTAL COSTS AND EXPENSES                                                   17,461,609         21,814,430
                                                                                   -----------        -----------

         Earnings (loss) before income taxes                                           391,101         (3,491,548)

Income tax expense (benefit)                                                           249,067         (1,293,401)
----------------------------                                                      ------------        -----------

         NET EARNINGS (LOSS)                                                      $    142,034       $ (2,198,147)
                                                                                  ============       ============

PER SHARE INFORMATION

         BASIC AND DILUTED EARNINGS (LOSS) PER
          SHARE                                                                   $        .06       $       (.88)
                                                                                  ============       =============

       WEIGHTED-AVERAGE NUMBER OF
        SHARES OUTSTANDING                                                           2,494,175          2,506,475
                                                                                  ============       =============

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Years ended May 31, 2002 and 2001


                                                                Additional                            Notes               Total
                                       Common Stock              Paid-In         Retained           Receivable        Shareholders'
                               Shares            Amount          Capital         Earnings           Officers             Equity
                               -------            ------         --------        ---------          ----------         ------------
Balance at
June 1, 2000                   2,506,475         $2,506      $5,803,704      $ 3,249,868         $(1,607,252)        $ 7,448,826

Net Loss                              --             --              --       (2,198,147)                 --          (2,198,147)
                            ------------    -----------    ------------      -----------         -----------          -----------


Balance at
 May 31, 2001                  2,506,475          2,506       5,803,704        1,051,721          (1,607,252)          5,250,679

Effect of Stock
 Surrender                       (24,667)           (24)        (37,938)              --              37,962                  --

Net Earnings                                         --              --          142,034                  --             142,034
                              -----------       --------     -----------      ----------         ------------        -----------




Balance at
May 31, 2002                   2,481,808         $2,482      $5,765,766      $ 1,193,755         $(1,469,290)        $ 5,492,713
                               =========         ======      ==========      ===========         ===========         ===========



                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended May 31,

                                                                                          2002                2001
                                                                                          ----                ----
Cash flows from operating activities
 Net earnings (loss)                                                                 $   142,034         $(2,198,147)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                                      1,839,965           2,748,411
    (Gain) loss on disposal of fixed assets                                               (4,309)             75,111
    Change in allowance for doubtful accounts                                           (144,157)           (100,879)
    Recognition of deferred income                                                      (296,561)           (343,820)
    Recognition of deferred revenue                                                      (36,121)           (116,702)
    Impairment of developed software                                                          --           3,298,872
    Impairment of goodwill                                                                    --             201,128
    Deferred tax provision                                                               231,069          (1,312,401)
  (Increase) decrease in operating assets
     Accounts receivable                                                                 121,869             249,105
     Receivables from affiliates                                                         522,490            (397,055)
     Inventories                                                                          (9,352)            (18,828)
     Prepaid expenses and other current assets                                            70,708              (2,937)
     Other assets                                                                       (234,247)            (24,827)
  (Decrease) Increase in operating liabilities
     Accounts payable and accrued expenses                                               900,282            (698,874)
     Deferred/unearned revenue                                                            21,418             108,923
     Deferred income                                                                          --             126,850
                                                                                     -----------          ----------

         Net cash provided by operating activities                                     3,125,088           1,593,930
                                                                                     -----------          ----------

Cash flows from investing activities:
  Purchases of fixed assets                                                           (2,620,049)         (3,795,285)
  Proceeds from sale/leaseback transactions                                                   --             548,343
  Acquisition of intangible asset                                                             --            (201,128)
                                                                                     -----------         -----------

         Net cash used in investing activities                                        (2,620,049)         (3,448,070)
                                                                                     -----------         -----------

Cash flows from financing activities
  Principal payments on note payable                                                    (500,000)           (500,000)
  Proceeds from note payable                                                             500,000                  --
  Proceeds from line of credit                                                         3,800,000           2,200,000
  Principal payments on line of credit                                                (3,150,000)           (600,000)
                                                                                     -----------         -----------

         Net cash provided by financing
           activities                                                                    650,000           1,100,000
                                                                                     -----------         -----------

         INCREASE (Decrease) in cash and cash                                          1,155,039            (754,140)
          equivalents

Cash and cash equivalents - beginning                                                    475,578           1,229,718
-------------------------                                                           ------------          ----------

Cash and cash equivalents - ending                                                  $  1,630,617          $  475,578
-------------------------                                                           ============          ==========


                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - Summary of Significant Accounting Policies

       Nature of Business and Economic Dependency

     Sandata Technologies, Inc. and Subsidiaries (the "Company", formerly known as Sandata, Inc. ) are primarily engaged in the business of providing computerized data processing services and custom software and programming services using Company-developed and licensed software principally to the healthcare industry. The Company primarily operates in the New York metropolitan area. During fiscal years ended May 31, 2002 and 2001, the Company received revenues from a group of customers who are all funded by the Human Resources Administration of the City of New York ("HRA"), amounting to approximately $10,549,000 and $10,608,000, respectively. The Company was owed approximately $1,259,000 and $1,160,000 from these customers at May 31, 2002 and 2001, respectively.

       Principles of Consolidation

     The consolidated financial statements include the accounts of Sandata Technologies, Inc. and its wholly owned subsidiaries: Sandsport Data Services, Inc., Sandata Home Health Systems, Inc., Sandata Spectrum, Inc., SANTRAX Systems, Inc., SANTRAX Productivity, Inc. and Pro-Health Systems, Inc. ("Pro-Health", formerly known as Sandata Inteck, Inc.). SANTRAX Productivity, Inc. and Sandata Spectrum, Inc. are inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Reclassifications

     Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported earnings/loss.

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

NOTE 1 - Summary of Significant Accounting Policies, continued

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

       Research and Development

     Research and development costs are charged to expense as incurred. Research and development expenses amounted to approximately $62,000 and $10,000 in 2002 and 2001, respectively.

       Inventories

     Inventories, consisting of computer hardware and peripherals held for resale, are stated at the lower of cost or market; cost is determined using the specific identification method.

       Net Earnings Per Common Share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted average shares of common stock issued adjusted for the dilutive effect of outstanding stock options. NOTE 1 - Summary of Significant Accounting Policies, continued

       Net Earnings Per Common Share, continued

     For the year ended May 31, 2002 options and warrants to purchase 1,374,419 shares of common stock were outstanding and were not included in the computation of diluted earnings per share because the exercise price of the options and warrants were greater than the average market price of the common stock. For the year ended May 31, 2001, outstanding stock options, warrants and other potential stock issuances were not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would have been antidilutive. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share and the weighted average number of shares of common stock.

       Revenue Recognition

     Computerized Information Processing Services. The Company generates revenues for its computerized information processing services from its Sandsport Home Attendant Reporting Program ("SHARP") and Pro-Health software applications. The SHARP application provides weekly time sheets, billing, payroll processing and management reports for not-for-profit agencies that provide home attendant services to those in need. Revenues are recognized for these services in the period they are provided. The Pro-Health application is an application service provider solution that provides home health care customers access to the Company's software over the Internet without needing sophisticated hardware at its site to house the software or store the data. Customers using this application are charged a monthly fee and revenue is recognized on a monthly basis as the service is provided.

     Telephone-Based Data Collection Services. The Company generates revenues for its telephone-based data collection services from its automated electronic system knows as Sandata(R) SANTRAX(R) ("SANTRAX") software application. The SANTRAX application is an automated electronic system that incorporates telephone technologies into the data reporting process to monitor the arrival and departure times of off-site workers. Revenues from this application are recognized based on a per call or visit basis in the period in which the services are provided.

     Technology Infrastructure and Outsourcing Services. Revenues from technology infrastructure and outsourcing services such as data processing, technology infrastructure consulting, web site development, running e-commerce applications and reselling telephone services are recognized based on per hour or call rates in the period the service is provided.

     Information Technology Services. The Company generates revenues from information technology services under the name of SandataNet and includes services such as software support, hardware support/break-fix, Local Area Network ("LAN") administration and configuration services and the reselling of computer hardware and third-party software systems, some of the services are pursuant to long-term contracts. Support revenue is recognized based on per hour rates in the period the service is provided. For maintenance contracts greater than one month, revenue is recognized over the term of the contract on a straight-line basis. Computer hardware and software resale revenues are recognized when the units are shipped and accepted by the customer. The Company does not bundle maintenance with any software sold.

     Long-Term Contracting. As discussed above, the Company utilizes long-term contracts and recognizes revenue for financial statement purposes under the percentage of completion method and, therefore, takes into account the costs, estimated earnings and revenue-to-date on contracts not yet completed.

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

       Sale/Leaseback

     The Company recognizes gains from sale/leaseback transactions ratably over the term of the underlying lease. All such leases are operating leases. Any losses from these transactions are recognized in the period incurred.

       Cash and Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in financial institutions for the payment of payroll liabilities for certain customers. Such amounts are reduced when the Company pays such liabilities. Such reductions generally occurs over five to ten business days. At May 31, 2001, the Company had amounts on deposit for these liabilities of approximately $1,300,000.

       Concentration of Credit Risk

     The Company is subject to a concentration of credit risk with respect to its trade receivables, as disclosed above. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts.

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of May 31, 2002.

       Statements of Cash Flows

     The Company paid income taxes of approximately $19,000 and $23,000 and interest of approximately $242,000 and $252,000 for the years ended May 31, 2002 and 2001, respectively.

       Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       Stock Options and Similar Equity Instruments

     The Company accounts for stock options and similar equity instruments (collectively "Options") issued to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The exercise price for Options issued to employees and directors equals or exceeds the fair value of the Company's Common Stock at the date of grant and, accordingly, no compensation expense is recorded. Equity instruments issued to acquire goods and services from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. NOTE 1 - Summary of Significant Accounting Policies, continued

       Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

       Business Segments

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that its operations are in one segment, computer services to the health care industry.

       New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company in fiscal 2003. The Company is evaluating the impact that implementation of SFAS No. 144 may have on the financial statements of the Company.

     On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.


NOTE 2 - Fixed Assets

       Fixed assets consist of the following:

                                                                                                May 31,
                                                                     Useful Life            2002               2001
                                                                     -----------            ----               ----
       Computer equipment                                               5 years      $  3,169,445       $  2,883,819
       Software costs                                             Up to 5 years        12,364,224         10,047,618
       Furniture, fixtures and automobiles                            4-7 years           419,274            415,330
       Leasehold improvements                                          10 years         2,823,154          2,809,278
                                                                                     ------------      -------------
                                                                                       18,776,097         16,156,045
       Less:  accumulated depreciation and
                amortization                                                          (11,955,501)       (10,119,842)
                                                                                     ------------       ------------

             Total Fixed Assets, net                                                 $  6,820,596       $  6,036,203
                                                                                     ============       ============

     Depreciation and amortization  expense relating to fixed assets (other than
software   costs)  amounted  to   approximately   $443,000  in  2002  and  2001,
respectively.

     Unamortized software costs amounted to approximately $5,105,000 and $4,186,000 at May 31, 2002 and 2001, respectively. Amortization expense for these costs totaled approximately $1,397,000 and $2,305,000 in 2002 and 2001, respectively.

     During the fourth quarter of the year ended May 31, 2001, the Company shut down certain operating systems and hardware configurations, which had been capitalized in previous years. The Company had determined that the older systems architecture had become obsolete and too costly to maintain, so the Company coordinated placing several new systems in production after running parallel with pre-existing systems resulting in the retirement of the older systems during the fourth quarter. The Company further determined that there is no net realizable value remaining since no future revenue would be recognized in the retired systems because the architecture was completely replaced by the new systems. As such the Company recognized an impairment loss of approximately $3,300,000 for the year ended May 31, 2001.


NOTE 3 - Debt

       Credit Agreement

     The Company's wholly owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), has a revolving credit agreement (the "Credit Agreement") with a Bank which allows Sandsport to borrow amounts up to $4,500,000 and is due on June 14, 2003. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement requires Sandsport to pay a fee equal to 1/4% per annum on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement, which pledge is secured by a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. In addition, the Company is restricted in its ability to declare and pay dividends pursuant to the Credit Agreement. The Group's guaranty to the Bank was subsequently modified to include all indebtedness incurred by the Company under the amended Credit Agreement dated August 24, 2001 (see below).

     On August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth, and to maintain certain financial ratios, were revised on a going-forward basis and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. As of May 31, 2002 and 2001, the outstanding balance on the Credit Agreement with the Bank was $4,500,000 and $3,850,000, respectively.

NOTE 3 - Debt, continued

       Long Term Debt

     The Company owed National Medical Health Card Systems, Inc. ("Health Card"), a company affiliated with the Company's Chairman, $500,000 pursuant to a promissory note, dated May 31, 2000 and due June 1, 2001 plus interest at the rate of 9-1/2%; interest on such note was payable quarterly. The Note was paid in May, 2001.

     On June 9, 2001, the Company issued a promissory note to Health Card in the principal amount of $500,000, with interest at the rate of 7%, which was due on June 8, 2002. This Note was paid in full on August 15, 2001.


NOTE 4 - Income Taxes

       The income tax expense (benefit) is comprised of the following:

                                                                                            Year Ended May 31,
                                                                                            ------------------
                                                                                           2002             2001
                                                                                           ----             ----
       Current
         Federal                                                                  $          --   $           --
         State                                                                           17,998            19,000
                                                                                       --------     -------------

             Total current                                                               17,998            19,000
                                                                                       --------     -------------

       Deferred
         Federal                                                                        192,761        (1,089,293)
         State                                                                           38,308          (223,108)
                                                                                      ---------      ------------

             Total deferred                                                             231,069        (1,312,401)
                                                                                       --------       -----------

             Income tax expense (benefit)                                              $249,067       $(1,293,401)
                                                                                       ========       ===========

       The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:


                                                                                          Year Ended May 31,
                                                                                       2002                2001
                                                                                       ----                ----
       Statutory U.S. federal tax rate                                                 34.0%             (34.0%)
       State taxes                                                                      4.6               (5.8)
       Permanent Differences                                                           12.2                1.2
       Other                                                                           12.9                1.6
                                                                                       ----             ------

                                                                                       63.7%             (37.0%)
                                                                                       =====             ======

NOTE 4 - Income Taxes, continued

       The components of deferred tax assets and liabilities consists of the following:

                                                                                             May 31,
                                                                                       2002                2001
                                                                                       ----                ----
       Deferred Tax Assets-Current portion
         Allowance for Doubtful Accounts                                            $ 81,686           $142,230
         Deferred Income                                                              61,367             43,340
         Accrued Expenses                                                             56,117             79,706
         Other                                                                         8,425              9,194
                                                                                    --------           --------

             Deferred Tax Assets, current                                           $207,595           $274,470
                                                                                    ========           ========

                                                                                             May 31,
                                                                                      2002                2001
                                                                                      ----                ----
       Deferred Tax Assets-Long term portion
         Net Operating Loss Carryforwards                                        $ 1,642,275        $ 1,255,038
         Deferred Income                                                                  --            129,255
         Goodwill                                                                         --             82,872
         Other                                                                           604                615
                                                                                 -----------        -----------

             Deferred Tax Assets, Long-term                                        1,642,879          1,467,780
                                                                                 -----------        -----------

       Deferred Tax Liabilities-Long-term portion
         Depreciation and amortization                                            (1,460,054)        (1,132,007)
         Deferred income                                                             (11,246)                 --
                                                                                 ----------       --------------

             Deferred Tax Liabilities, Long-term                                  (1,471,300)        (1,132,007)
                                                                                 -----------        -----------

             Deferred Tax Assets - Long-term, Net                                    171,579            335,773
                                                                                 -----------        -----------

             Total Deferred Tax Asset, Net                                       $   379,174        $   610,243
                                                                                 ============       ===========


    Management determined that it was more likely than not that future taxable income would be sufficient to enable the Company to realize all of its deferred tax assets. Accordingly, no valuation allowance has been recorded at May 31, 2002 and 2001.

     At May 31, 2002, the Company had net operating loss carryforwards for tax purposes of approximately $4,076,000, expiring at various dates through 2022.

NOTE 5- Commitments and Contingencies

       Lease Agreements

     The Company leases office space at 26 Harbor Park Drive, Port Washington, NY 11050 (the "Facility") from BFS Realty LLC, successor to BFS Sibling Realty and an affiliate of the Company's Chairman (the "Affiliate") (see Note 6). The Company paid rent in the amount of $407,834 and $615,412 to the Affiliate for the years ended May 31, 2002 and 2001, respectively.

     On June 1, 2001 (revised  November,  2001) , the Company entered into a ten
(10) year lease for the Facility with the Affiliate. The lease provides for annual rental payments of $277,817 for the period June 1, 2002 to May 31, 2003, with annual 5% increases in each 12-month period thereafter. The lease is being expensed on a straight-line basis over the lease term. The lease also requires monthly payments of various types, such as the Company's proportionate share of real estate taxes and common area maintenance charges, that aggregate approximately $10,000 per month. In November, 2001, the lease was revised to provide that the Company would pay its utility expenses directly to the respective utility company, not to the Affiliate.

     The Company has obligations to pay rental expense in connection with six sale/leaseback transactions. The rental expenses amounted to approximately $1,195,000 and $1,630,000 for the years ended May 31, 2002 and 2001 respectively. (See Note 8)

     Total office space and equipment rental expense under all operating leases amounted to approximately $2,294,000 and $3,417,000 in fiscal 2002 and 2001, respectively.

     Future minimum lease payments for all non cancelable operating leases at May 31, 2002 are as follows:

                              Year Ending May 31,                 Amount
                              -------------------                 ------
                                      2003                      $1,759,640
                                      2004                         969,461
                                      2005                         644,554
                                      2006                         336,390
                                      2007                         330,988
                                   Thereafter                    1,739,257
                                                                ----------

                                     Total                      $5,780,290
                                                                ==========

         Litigation

     a. On October 19, 1999, the Company and Pro-Health brought an action against Provider Solutions Corporation ("Provider") and others, in Supreme
Court, New York County, based on breach of contract, fraudulent misrepresentation and other causes of action, demanding damages of approximately $10,000,000 (the "State Action"). On October 22, 1999, Provider brought a federal action in the United States District Court for the Eastern District of New York (the "Federal Action"). The complaint demanded relief in the form of a permanent injunction and damages against the Company and Pro-Health for total amounts ranging from $10,000,000 to $15,000,000. The State Action was consolidated with the Federal Action.

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

     b. In August of 1999, the Company's wholly-owned subsidiary, Sandsport was named as a defendant in Greater Bright Light Home Care Services, Inc. et al. v. Joseph Jeffries-El, El Equity Corporation, Sandsport Data Services, Inc. et al. (Supreme Court of the State of New York, Kings County). Sandsport's contractual obligation to Greater Bright Light involved the depositing of certain government-issued checks into a specific bank account. Upon receiving written notification from the agency issuing the checks to stop depositing them in that account, Sandsport ceased depositing them. The plaintiff brought the action against Joseph Jeffries-El and El Equity, and El Equity counterclaimed against the plaintiff, each basing its claims on the financing agreement between them. El Equity also cross-claimed against Sandsport, asserting that Sandsport converted the government-issued checks to its own use. Although Sandsport is named as a defendant, the Complaint seeks no affirmative relief against Sandsport. Co-defendant Citibank has asserted indemnification claims against Sandsport and all of the other defendants. Sandsport disputes all liability. However, the Company is unable to predict the outcome of these claims and accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     c. On March 1, 2000, Dataline, Inc. ("Dataline") began a lawsuit against MCI WorldCom Network Services, Inc. ("MCI") and the Company for alleged trade libel and related counts, in the United States District Court for the Southern District of New York. The court dismissed that lawsuit, with prejudice, on May 23, 2002. On May 4, 2001 MCI had brought a patent infringement lawsuit against

     Dataline, alleging that it was infringing three MCI patents, under which the Company has an exclusive license in New York City. Shortly thereafter, the Company joined MCI in the suit against Dataline. Pursuant to a Settlement Agreement dated January 1, 2002 among MCI, its parent (MCI Communications Corporation), the Company, and Dataline, Dataline acknowledged the validity and enforceability of the 3 MCI-owned patents that were the subject of the lawsuits. There were no payments from either MCI or the Company to Dataline. As part of the settlement, Dataline agreed to pay the Company $100,000 in cash and issue an 8% promissory note in the amount of $721,000. Due to the uncertainty of realization of the note receivable, the Company is recognizing the income on the note using the installment method of accounting. During the year ended May 31, 2002, the Company has recognized approximately $115,000 of income. In addition, Sandata and Dataline entered into an Exclusive Service Agreement by which Dataline agreed to use the Company's "call capture infrastructure" for all of Dataline's time and attendance systems, and to pay royalties to the Company for such use. The terms of the settlement also included mutual releases.

     d. An action was commenced against the Company and Health Card by a former executive of Health Card, Mary Casale, who alleged that employees of both Health Card and the Company engaged in sex discrimination as to Ms. Casale, and thus, violated Title VII of the Civil Rights Act of 1964. In February 2002 the matter was withdrawn from the Equal Employment Opportunity Commission, and was settled without any effect on the financial statements of the Company.

 Royalty Agreement

     The Company has been granted a license under certain of MCI's patents which permits the Company to continue to market and sell its SANTRAX time and attendance verification product non-exclusively nationwide, and exclusively in the home health care industries for the five New York boroughs, and that the Company will pay MCI certain royalties, on a per call basis. The license remains in effect until the last to expire of various patents held by MCI or until October 19, 2010, whichever is later.



       Employment and Deferred Compensation Agreements

     On February 1, 1997 the Company and its Chairman ("Mr. Brodsky") entered into an employment agreement for a five year term (the "Brodsky Employment Agreement"). Among other things, the Brodsky Employment Agreement provides compensation at the annual rate of $500,000 or a lesser amount if mutually agreed. The Brodsky Employment Agreement also provides for payment of an annual bonus at the sole discretion of the Board of Directors. Mr. Brodsky agreed to accept a reduction in compensation for the fiscal years ended May 31, 2002, 2001, and 2000 and has signed waivers evidencing his agreement to such reductions. The Brodsky Employment Agreement was renewed, on identical terms, on March 1, 2002.

     In May 1992, Mr. Brodsky and the Company entered into a deferred compensation agreement pursuant to which the Company would (i) pay to Mr. Brodsky a lump sum ranging from $75,000 to $255,000 if he voluntarily terminated his employment with the Company after attaining 55 years of age, or (ii) pay to Mr. Brodsky's beneficiary a lump sum ranging from $200,000 to $450,000 in the event of Mr. Brodsky's death during the term of his employment with the Company. This agreement was terminated in October, 2001.

NOTE 5-  Commitments  and Contingencies, continued

       Employment and Deferred Compensation Agreements, Continued

     On August 9, 2001 the Company announced that it had terminated the employment of Stephen Davies as President of the Company, and would be terminating approximately 30 other employees. Mr. Davies received a severance payment equal to six (6) months' base salary, or $100,000, and had 90 days from the date of termination to exercise the 66,673 options that were vested on that date. None of such options were exercised. In addition, the Company paid approximately $47,000 in severance payments for approximately 30 other terminated employees.


NOTE 6 - Related Party Transactions

     a. In November 1996 the Company entered into an agreement with the Affiliate, the Nassau County Industrial Development Agency ("NCIDA"), and a Bank (the "Bondholder") (the "Agreement"). Pursuant to the Agreement, the Affiliate
(i) assumed all of the Company's rights and obligations under a Lease Agreement that was previously between the Company and the NCIDA (the "Lease"), and (ii) entered into a Sublease Agreement with the Company for the premises the Company occupies. Pursuant to the Agreement, the Affiliate also obtained the right to become the owner of the premises upon expiration of the Lease. Under the terms of the Agreement, the Company is jointly and separately liable to the NCIDA for all obligations owed by the Affiliate to the NCIDA under the Lease; however, the Affiliate has indemnified the Company with respect to certain obligations relative to the Lease and the Agreement. In addition, the Agreement provides that the Company is bound by all the terms and conditions of the Lease, and that a security interest is granted to the Affiliate in all of the Company's fixtures constituting part of the premises.

     The foregoing transactions and agreements were the last in a series of transactions involving the Company, the Affiliate, NCIDA, the Bondholder and the U.S. Small Business Administration ("SBA"). Chief among these was the borrowing by the Affiliate in June of 1994 of $3,350,000 in the form of Industrial Development Revenue Bonds (the "Bonds") to finance the acquisition of the Facility. Simultaneously with the issuance of the Bonds: (1) NCIDA obtained title to the Facility and leased it to the Affiliate, (2) the Affiliate subleased the Facility to the Company, (3) the Bondholder bought the Bonds, (4) the Bondholder received a mortgage and security interest in the Facility to secure the payment of the Bonds. The Affiliate's obligations under the Lease were guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Affiliate's obligations respecting repayment of the Bonds were also guaranteed by Mr. Brodsky, the Company, Sandsport and others.


NOTE 6 - Related Party Transactions, CONTINUED

     The Bonds currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of May 31, 2002 was $1,444,445. The Company paid rent to the Affiliate of $407,834 and $615,412 for the years ended May 31, 2002 and 2001.

     On August 11, 1995, the Company entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the SBA (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA loan is guaranteed by the Company and various subsidiaries of the Company. The entire proceeds were used to repay a portion of the Bonds. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA loan as of May 31, 2002 was $599,024.

     b. Until January 2002, the Company derived revenue from Health Card, a company affiliated with the Company's Chairman, principally for data base and operating system support, hardware leasing, maintenance and related administrative services. The revenues generated from Health Card amounted to approximately $693,000 and $2,458,000 for the years ended May 31, 2002 and 2001, respectively. The Company billed Health Card approximately $126,000 and $821,000 for quality assurance testing of software programs developed by Health Card and network support, and $47,000 and $561,000 for help desk services, $175,000 and $448,000 for data processing center as well as $305,000 and $534,000 for certain computer equipment leases and other services for $40,000 and $95,000 for years ended May 31, 2002 and 2001, respectively. In addition the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $124,000 and $134,000 for the years ended May 31, 2002 and May 31, 2001 and are recorded as a reduction of operating expense. The Company was owed $19,280 from Health Card at May 31, 2002. Subsequent to May 31, 2002, the Company received approximately $14,000 from Health Card, representing substantially complete payment of amounts due as of that date. As of January, 2002, the Company ceased rendering services to Health Card. Health Card continues to pay its allocable share of expenses for shared services, which amounts to approximately $45,000 per month.

     c. The Company makes lease and rent payments to affiliates of the Company's Chairman. The payments for leased equipment were made to P.W. Capital Corp. and P.W. Medical Management, Inc., and were $268,011 and $395,989 for the years ended May 31, 2002 and 2001, respectively. The payments for the Facility were made to BFS Realty, LLC, and were $407,834 and $615,412 for the years ended May 31, 2002 and 2001, respectively. In June 2001, the Company entered into a new lease for the Facility which was revised in November, 2001. (See Note 5).

NOTE 6 - Related Party Transactions, CONTINUED

     d. Medical Arts Office Services, Inc. ("MAOS"), of which the Company's Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and legal services. For the years ended May 31, 2002 and 2001 the total payments made by the Company to MAOS were $340,869 and $279,894, respectively.

     e. During the years ended May 31, 2002 and 2001 the Company paid an aggregate of $57,285 and $65,894, respectively on behalf of certain officers to companies affiliated with the Company's Chairman for payment of automobile leases.


NOTE 7 - SHAREHOLDERS' EQUITY

         Stock Options

         The Company maintains the following stock option plans:

1984 Stock Option Plan

     There had been 2,536 options granted at an exercise price of $1.88 under an incentive stock option plan adopted in October 1984 (the "1984 Plan") and subsequently amended. Options granted under this plan were granted at exercise prices not less than fair market value on the date of grant. All of the options outstanding under this plan expired in January 2001. No additional options may be granted under this plan.

1995 Stock Option Plan

     At May 31, 2002, there were 590,500 incentive options outstanding under a stock option plan adopted in January 1995 (the "1995 Plan"), which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. Of these options, 520,500 are held by officers of the Company. The plan requires that incentive options be granted at exercise prices not less than the fair market value at the date of grant, and terminates in January 2005. All options outstanding under this plan are exercisable at May 31, 2002 at prices ranging from $1.41 to $2.61 per share over a period of five years from date of grant.

     On July 14, 1997, the Company filed a Registration Statement on Form S-8 relative to reofferings of shares of Common Stock of the Company which may be acquired pursuant to the 1984 and 1995 Plan.

1998 Stock Option Plan

     At May 31, 2002 there were 775,579 incentive stock options outstanding under a stock option plan adopted in October 1998, (the "1998 Plan") which provides for both incentive and nonqualified stock options and reserves 1,000,000 shares of common stock for grant under the plan. The plan requires that incentive options be granted at exercise prices not less than the fair market value at the date of grant and terminates in August 2008. Of the options outstanding at May 31, 2002, 567,060 were exercisable at prices ranging from $1.31 to $3.00 over three to five years from the date of grant.

2000 Stock Option Plan

     At May 31, 2002, there were 28,340 incentive options outstanding under a stock option plan adopted on November 20, 2000 (the "2000 Plan"), which provides for both incentive and nonqualified stock options and reserves 1,500,000 shares of common stock for grant under the plan. The 2000 Plan terminates in September 2010. Options outstanding under the plan vest over a seven-year period commencing December 31, 2000 and ending December 31, 2007 and are exercisable at prices ranging from $1.00 per share to $3.00 per share over a period of ten years from the date of grant. At May 31, 2002, there were no options currently exercisable.

       Summary information with respect to the stock option plans follows:


                                                                  Range of
                                                                  exercise       Outstanding        Outstanding
                                                                                   options            options
                                                                 prices ($)        granted          exercisable
                                                                 ----------        -------          -----------

       Balance, June 1, 2000                                   1.31 - 3.00        1,523,902           849,871
       Granted                                                     3.00             279,808           269,653
       Cancelled                                                                    (76,118)          (11,146)
                                                                                  ----------      ------------
       Balance, May 31, 2001                                   1.31 - 3.00        1,727,592         1,108,378
       Granted                                                 1.00 - 3.00           40,085           150,895
       Cancelled                                                                   (373,258)         (101,713)
                                                                                 -----------       -----------

       Balance, May 31, 2002                                   1.31 - 3.00        1,394,419         1,157,560
                                                                                  =========         =========

       Stock option grants to certain officers and directors were as follows:

     In October 1998, the Company granted certain directors of the Company non-qualified stock options to purchase an aggregate of 20,000 shares of the Company's common stock under the 1998 Plan at an exercise price of $1.00. These options vested immediately and are exercisable over a five-year period.

     In December 1998, the Company granted 520,500 incentive options to certain officers of the Company under the 1995 Plan at an exercise price of $1.41 per share. These options vested immediately and are exercisable over a five-year period.

     In February 2000, the Company granted its Chairman incentive stock options to purchase an aggregate of 350,000 shares under the 1998 Plan at an exercise price of $1.31. These options vest and are exercisable over a five-year period.

     In April 2000, the Company granted certain directors of the Company non-qualified stock options to purchase an aggregate of 72,000 shares under the 1998 Plan at an exercise price of $3.00. These options vest and are exercisable over a six-year period.

     In April 2000, the Company granted its then President incentive stock options to purchase an aggregate of 100,000 shares under the 1998 Plan at an exercise price of $3.00. In October 2000, the Company granted its then President incentive stock options to purchase 150,000 shares under the 2000 Plan, at an exercise price of $3.00 per share. The President's employment was terminated on August 6, 2001, at which date the President became entitled to exercise, for ninety days, the options that had already vested. Those options consisted of 33,340 shares under the 1998 Plan, and 33,333 under the 2000 Plan, none of which were exercised before the right to exercise expired.

     In November 2000, the Company granted certain directors of the Company non-qualified stock options to purchase an aggregate of 20,000 shares of the Company's common stock under the 1998 Plan at an exercise price of $3.00. These options vest over a three-year period and are exercisable over a five-year period.

     During the fiscal year ended May 31, 2002 non-qualified options to purchase up to 10,000 shares of Common Stock, at an exercise price of $1.00 per share, were issued to each of two Director's.

     On July 14, 1998, the Chairman, certain officers and directors, and a former director (who is also the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary), exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock. The exercise prices ranged from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $131,994 and $162,110 during the fiscal years ended May 31, 2002 and 2001. As of May 31, 2002 and 2001, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,669,640 and $1,722,547, respectively (see Note 12d). On July 14, 2001, the Company agreed to extend the due dates of the promissory notes for one hundred twenty days. On November 9, 2001, the due date of the notes was extended to November 9, 2004, and the Company agreed to substitute full recourse unsecured notes for the notes it had previously accepted. Effective December 1, 2001, the interest rate was changed from 8-1/2% to 6%. During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of notes in the amount of $37,962.

     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock option plans under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2002 and 2001.


        ASSUMPTIONS
                                                                                         Year Ended May 31,
                                                                                         ------------------
                                                                                 2002                       2001
                                                                                 ----                       ----
        Risk free rate                                                       4.95 - 6.05%               5.25 - 6.04%
        Dividend yield                                                               .00%                       .00%
        Volatility factor of the expected market
         price of the Company's common stock                                          61%                       117%
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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma loss is as follows:

                                                                                       Year Ended May 31,
                                                                                      2002               2001
                                                                                      ----               ----
     Pro forma net income (loss)                                                    $78,025       $(2,470,616)
     Pro forma net income (loss) per share                                           $  .03    $         (.99)


     The weighted average fair value of options granted during the years ended May 31, 2002 and 2001 were $1.12 and $.86, respectively. The weighted average remaining contractual life of options exercisable at May 31, 2002 is 5 years. The exercisable prices range from $1.31 to $3.00 for options outstanding as of May 31, 2002.

       Restricted Stock Grant Plan

     On September 1, 2000 the Board of Directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the Shareholders at the Company's Annual Meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the Board may impose, such as restrictions relating to length of service, corporate performance, or other restrictions. As of May 31, 2002, no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of Common Stock reserved for issuance in connection with grants made under the Stock Grant Plan.

NOTE 8 - Sale/Leaseback Transactions

     The Company is a party to various sale/leaseback transactions involving certain fixed assets, principally computer hardware, software and equipment. Gains on these transactions have been deferred and are being recognized over the lives of the related leases, each of which is 36 months. Approximately $297,000 and $344,000 of the deferred gains were recognized in other income for the years ended May 31, 2002 and 2001, respectively. Included in these amounts are the effects of the following sale/leaseback transactions:

     In January 1998, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $515,000, were sold for $700,000. The resulting gain of approximately $185,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $36,000 of the deferred gain was recognized for fiscal 2001, which was the last year of the lease. An unaffiliated third party purchased the residual rights to such lease.

     In January 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $830,000, were sold for $1,100,000. The resulting gain of approximately $270,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $60,000 and $90,000 of deferred gain was recognized for the years ended May 31, 2002 and 2001, respectively. An unaffiliated third party purchased the residual rights in such lease.

     In May 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $896,000, were sold for $1,100,000. The resulting gain of approximately $204,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $68,000 of deferred gain was recognized for each of the years ended May 31, 2002 and 2001. An unaffiliated third party purchased the residual rights in such lease.

     In October 1999, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $895,000, were sold for $1,115,000. The resulting gain of approximately $220,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $73,000 of the deferred gain was recognized for each of the years ended May 31, 2002 and 2001. An unaffiliated third party purchased the residual rights in such lease.

     In January 2000, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $442,000, were sold for $561,000. The resulting gain of approximately $119,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $40,000 of deferred gain was recognized for each of the years ended May 31, 2002 and 2001. An unaffiliated third party purchased the residual rights in such lease.

     In February 2000, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $237,000, were sold for $277,000. The resulting gain of approximately $40,000 was recorded as deferred income and is being recognized over the life of the lease. Approximately $14,000 of deferred gain was recognized for each of the years ended May 31, 2002 and 2001. An unaffiliated third party purchased the residual rights in such lease.

     In November 2000, the Company consummated a sale/leaseback of certain fixed assets which had a net book value of approximately $421,500, were sold for $548,300. The resulting gain of approximately $126,800 was recorded as deferred income and is being recognized over the life of the lease. Approximately $42,000 and $21,000 of the deferred gain was recognized for the years ended May 31, 2002 and 2001, respectively. An unaffiliated third party purchased the residual rights in such lease.


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

NOTE 10 - Retirement Plan

     The Company has a 401(k) savings plan covering all eligible employees in which the Company matches a portion of the employees' contribution. The amount of this match was $40,204 and $38,197 in fiscal years 2002 and 2001, respectively.


NOTE 11 - Revenue by Product Line

     The Company operates in one business segment, but derives its revenue from several product lines. The following table provides the service fee revenues for the product lines earned for the fiscal years ended May 31, 2002 and 2001:

                                                                                           Year Ended May 31,
                                                                                       2002                2001
                                                                                       ----                ----
       Computerized information processing                                        $  5,962,880      $   5,960,450
       Telephone-based data collection                                               7,690,852          7,561,852
       Technology infrastructure and outsourcing                                       736,932          2,071,266
       Information technology                                                        2,765,761          2,170,240
       Other                                                                            17,497              5,261
                                                                                --------------    ---------------

             Total                                                                 $17,173,922        $17,769,069
                                                                                   ===========        ===========


NOTE 12 - Subsequent Events


     a. By letter dated June 26, 2002, a former employee of the Company asserted claims for back wages of $410,000. The letter, from the employee's attorney, also contained allegations of age discrimination and retaliatory discharge. The letter also contained an offer of settlement. No formal litigation has been started and the Company intends to pursue settlement negotiations. A provision of $200,000 is included in accrued expenses relating to the asserted claim, which represents the Company's best estimate of costs to be incurred. The amount of the ultimate cost may vary from this estimate.

     b. The Company has received a proposal to engage in a going private transaction. The proposed transaction is anticipated to be in the form of a merger with an entity owned by an investor group to be led by Bert E. Brodsky, the Company's Chief Executive Officer, and to include Directors Hugh Freund and Gary Stoller as well as other investors (the "Acquiring Group"). Pursuant to the proposal, the Company's shareholders (other than Mr. Brodsky and the other shareholders that shall comprise part of the Acquiring Group) would receive $1.50 per share of Common Stock of the Company (the "Shares"), in cash. The proposal may be amended, modified or supplemented at any time.

     The Board of Directors has appointed a Special Committee (the "Committee"), comprised of Ronald Fish and Martin Bernard, to review the proposed transaction. The Committee has retained Brean Murray & Co., Inc. as its financial advisor, and has retained its own legal counsel.

     The proposed transaction would result in the acquisition of all of the outstanding Shares other than the Shares owned by Mr. Brodsky and the other shareholders that shall comprise the Acquiring Group. The final terms of any acquisition will be based on negotiations between the Acquiring Group and the Committee. The proposed acquisition will be subject to, among other things, (1) the negotiation, execution, and delivery of a definitive agreement, (2) approval of the proposed transaction by the Committee, the full Board of Directors and the Company's shareholders, (3) receipt of a fairness opinion by the Committee,
(4) applicable regulatory approval, and (5) obtaining any necessary third-party consents or waivers. There can be no assurance that a definitive merger agreement will be executed and delivered, or that the proposed transaction will be consummated.

     c. On July 9, 2002 the Company issued a press release announcing that Nasdaq had informed the Company that its shares would be subject to de-listing from the Small Cap Market for failure to comply with Nasdaq's Marketplace Rules regarding minimum value of publicly held shares and minimum bid price per share. The Company requested a hearing on these matters, and the de-listing was stayed until the hearing. The Company was informed by Nasdaq on August 21, 2002 that the Company had regained compliance with both Marketplace Rules and that, therefore, the hearing was cancelled and the matter is moot.

     d. On August 22, 2002, the Chairman repaid $100,000 of the note receivable officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDATA TECHNOLOGIES, INC.
      (Registrant)

By     /s/ Bert E. Brodsky
     --------------------------------------------------------------------------
                            Bert E. Brodsky, Chairman
                           (Principal Executive Officer and
                         Principal Financial and Accounting Officer)

Date: August 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Bert E. Brodsky
     -----------------------------------------------------------------------
         Bert E. Brodsky, Chairman, Treasurer, Director

Date: August  27, 2002


By   /s/ Hugh Freund
     -----------------------------------------------------------------------
         Hugh Freund, Executive Vice President, Secretary, Director

Date: August  27, 2002


By   /s/ Gary Stoller
     -----------------------------------------------------------------------
        Gary Stoller, Executive Vice President, Director

Date: August  27, 2002


By    /s/ Martin Bernard
      ----------------------------------------------------------------------
          Martin Bernard, Director

Date: August  27, 2002

By   /s/ Ronald L. Fish
     -----------------------------------------------------------------------
         Ronald L. Fish, Director

Date: August  27, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Sandata Technologies, Inc. (the "Company") on Form 10-KSB for the year ended May 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bert E. Brodsky, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

       /s/  Bert E. Brodsky

            Bert E. Brodsky
            Chief Executive Officer and Chief Financial Officer
            August 27, 2002