Form 10QSB
period 2002-08-31
SANDATA TECHNOLOGIES INC
filed 2002-10-15
CIK 755465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the period ended August 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                              26 Harbor Park Drive
                               Port Washington, NY
                    (Address of principal executive offices)
                                      11050
                                   (Zip Code)

         Issuer's telephone number, including area code: (516) 484-4400

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
---------------- -------------

                               APPLICABLE ONLY TO
                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes____       No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common equity, as of October 8, 2002 was 2,481,808.

         Transitional Small Business Disclosure Format (check one):

Yes____     No    X
            -------

                   SANDATA TECHNOLOGIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                          Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
           Condensed Consolidated Balance  Sheets as of
           August 31, 2002 (Unaudited) and May 31, 2002  (Audited).........................................3

           Unaudited Condensed Consolidated Statements of Operations
            for the three months ended August 31, 2002 and August 31, 2001.................................4

           Unaudited Condensed Consolidated Statements of Cash Flows for
            the three months ended August 31, 2002 and August 31, 2001.....................................5

           Notes to Condensed Consolidated Financial Statements (Unaudited)................................6


Item 2.  Management's Discussion and Analysis
          or Plan of Operation ...........................................................................13

Item 3.  Procedures and Controls..........................................................................16

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................17

Item 2.  Changes in Securities and Use of Proceeds........................................................17

Item 3.  Defaults Upon Senior Securities..................................................................17

Item 4.  Submission of Matters to a Vote of Security Holders..............................................17

Item 5.  Other Information................................................................................17

Item 6.  Exhibits and Reports on Form 8-K.................................................................17

              Signature...................................................................................

              Certifications..............................................................................


                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                               August 31, 2002      May 31, 2002
                                                                               ---------------      ------------
                                                                                 (unaudited)         (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   2,162,312   $    1,630,617
  Accounts receivable, net of allowance for doubtful accounts
   of $260,974 and $202,746 at 2002 and 2001, respectively                          2,527,353        2,182,963
  Receivables from affiliates                                                         359,771          280,297

  Notes receivable - officer                                                               --          100,000
  Inventories                                                                          48,250           45,342
  Prepaid expenses and other current assets                                           235,140          345,349

  Deferred income taxes                                                               226,536          207,595
                                                                                -------------     ------------

         Total Current Assets                                                       5,559,362        4,792,163

FIXED ASSETS, NET                                                                   6,587,269        6,820,596

DEFERRED INCOME TAXES                                                                 141,349          171,579

OTHER ASSETS
  Notes receivable                                                                     23,821           25,190
  Cash surrender value of officer's life insurance, security
   deposits and other assets                                                        1,115,398        1,105,502
                                                                                -------------   --------------

         Total Assets                                                           $  13,427,199   $   12,915,030
                                                                                =============   ==============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $   4,071,298     $  2,781,550
  Deferred/unearned revenue                                                            38,100           16,367
  Deferred income                                                                      71,650          103,258
  Short term debt                                                                   3,750,000               --
                                                                                -------------    -------------

         Total Current Liabilities                                                  7,931,048        2,901,175

LONG-TERM DEBT                                                                             --        4,500,000

DEFERRED INCOME                                                                        10,572           21,142
                                                                                -------------     ------------

         Total Liabilities                                                          7,941,620        7,422,317
                                                                                -------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value, 6,000,000 shares
   authorized; 2,481,808 shares issued and
   outstanding                                                                          2,482            2,482
  Additional paid in capital                                                        5,765,766        5,765,766
  Retained earnings                                                                 1,186,621        1,193,755
  Notes receivable - officers                                                      (1,469,290)      (1,469,290)
                                                                                -------------       ----------

         Total Shareholders' Equity                                                 5,485,579        5,492,713
                                                                                -------------      -----------

         Total Liabilities and Shareholders'
           Equity                                                               $  13,427,199   $   12,915,030
                                                                                =============   ==============


                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED AUGUST 31,

                                                                                    2002                2001
                                                                                    ----                ----

REVENUES
  Service fees                                                                  $4,398,826       $   4,392,328
  Other income                                                                      79,520              98,742
  Interest income                                                                   43,576              33,596
                                                                                ----------          ----------
                                                                                 4,521,922           4,524,666

COSTS AND EXPENSES
  Operating                                                                      2,696,630           2,714,083
  Selling, general and administrative                                            1,263,068           1,650,170
  Depreciation and amortization                                                    499,502             427,862
  Interest expense                                                                  45,759              77,679
                                                                                ----------         -----------
         TOTAL COSTS AND EXPENSES                                                4,504,959           4,869,794
                                                                                ----------         -----------

EARNINGS (LOSS) FROM OPERATIONS BEFORE INCOME TAX
   EXPENSE (BENEFIT)                                                                16,963            (345,128)
                                                                                ----------         -----------

  INCOME TAX EXPENSE (BENEFIT)                                                      24,097            (170,179)
                                                                                ----------         -----------

  NET (LOSS)                                                                    $   (7,134)         $ (174,949)
                                                                                ==========         ===========



  BASIC AND DILUTED LOSS PER SHARE                                              $     0.00              (0.07)
                                                                                ==========         ===========


  BASIC WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                                          2,481,808           2,506,475
                                                                                ==========         ===========




                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED AUGUST 31,


                                                                                       2002               2001
                                                                                       ----               ----
Cash flows from operating activities:
 Net (loss)                                                                      $  (7,134)          $  (174,949)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                   499,502              427,862
    Gain on disposal of fixed assets                                                    --                (4,309)
    Provision for doubtful accounts                                                  58,228               17,101
    Recognition of deferred income                                                  (42,179)             (81,640)
    Recognition of deferred revenue                                                 (19,489)              23,643
    Deferred tax provision                                                           11,289             (170,179)
  (Increase) decrease in operating assets
     Accounts Receivable                                                           (402,618)              63,503
     Receivables from affiliates                                                    (79,474)             133,522
     Inventories                                                                     (2,908)             (14,006)
     Prepaid expenses and other current assets                                      110,209              171,354
     Other assets                                                                    (8,527)              (2,307)
  Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                                        1,289,748            1,298,374
     Deferred/unearned revenue                                                       41,223                   --
                                                                                -----------           ----------
            Net cash provided by operating activities                             1,447,870            1,687,969
                                                                                -----------           ----------

Cash flows from investing activities:
  Purchases of fixed assets                                                        (266,175)            (759,751)
                                                                                -----------           ----------

Net cash used in investing activities                                              (266,175)            (759,751)
                                                                                -----------           ----------
Cash flows from financing activities:
   Principal payments on note payable                                                    --             (500,000)
   Proceeds from note payable                                                            --              500,000
   Proceeds  from note receivable officer                                           100,000                   --
   Proceeds from line of credit                                                     500,000            1,450,000
   Principal payments on line of credit                                          (1,250,000)            (850,000)
                                                                                -----------            ---------
Net cash (used in) provided by financing activities                                (650,000)             600,000
                                                                                -----------            ---------


Net increase in cash and cash equivalents                                           531,695            1,528,218
Cash and cash equivalents at the beginning of the year                            1,630,617              475,578
                                                                                -----------         ------------
Cash and cash equivalents at the end of the year                                $ 2,162,312         $  2,003,796
                                                                                -----------         ------------


                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Condensed Consolidated Balance Sheet as of August 31, 2002, the Condensed Consolidated Statements of Operations for the three month periods ended August 31, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the three month periods ended August 31, 2002 and 2001 have been prepared by Sandata Technologies, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of August 31, 2002 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002. Results of operations for the period ended August 31, 2002 are not necessarily indicative of the operating results expected for the full year.

New Accounting Pronouncements and Policies

Cash and Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in financial institutions for the payment of payroll liabilities for certain customers. Such amounts are reduced when the Company pays such liabilities. Such reductions generally occur over five to ten business days. At August 31, 2002, the Company had amounts on deposit for these liabilities of approximately $1,800,000. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of August 31, 2002.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company in fiscal 2003. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of June 1, 2002, which had no material effect on the Company's financial statements.

     On April 30, 2002 the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.


2.  RELATED PARTY TRANSACTIONS

     a. Pursuant to an agreement (the "Agreement") involving the Company, Nassau County Industrial Development Agency ("NCIDA"), BFS Realty, LLC (the "Affiliate") HSBC Bank USA (successor to Marine Midland Bank) ("the "Bank") and the U.S. Small Business Administration ("SBA"), the Affiliate borrowed $3,350,000 in Industrial Development Revenue Bonds (the "Bonds") to finance the acquisition of the Company's facility (the "Facility").

     Under the terms of the Agreement, the Company is jointly and separately liable to the NCIDA for all obligations owed by the Affiliate to the NCIDA under the lease agreement between NCIDA, as landlord, and the Affiliate, as Tenant (the "Lease"); however, the Affiliate has indemnified the Company with respect to certain obligations relative to the Lease and the Agreement. The Company subleases space from the Affiliate (see below). The Affiliate's obligations under the Lease were guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Affiliate's obligations respecting repayment of the Bonds were also guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Bonds currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of August 31, 2002 was $1,401,111.

     The Company has also entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the SBA (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA Loan is guaranteed by the Company and various subsidiaries of the Company. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA Loan as of August 31, 2002 was $592,036.

     b. The Company derived revenue from National Medical Health Card Systems, Inc. ("Health Card") a company affiliated with the Company's Chairman, principally for data base and operating system support, hardware leasing, maintenance and related administrative services. No revenues were generated from Health Card for the three months ended August 31, 2002. The revenues generated from Health Card amounted to approximately $367,000 for the three months ended
August 31, 2001 for various services. In addition the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $6,000 and $61,000 for the three months ended August 31, 2002 and 2001, respectively and are recorded as a reduction of operating expense. The Company was owed approximately $43,000 from Health Card at August 31, 2002. Subsequent to August 31, 2002, the Company received approximately $28,000 from Health Card.

     c. The Company makes lease and rent payments to affiliates of the Company's Chairman. The payments for leased equipment were made to P.W. Capital Corp. and P.W. Medical Management, Inc., and were approximately $54,000 and $95,000 for the three months ended August 31, 2002 and 2001 respectively. The payments for the Facility were made to the Affiliate, and were approximately $68,000 and $143,000 for the three months ended August 31, 2002 and 2001 respectively.

     d. Medical Arts Office Services, Inc. ("MAOS"), of which the Company's Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and legal services. For the three months ended August 31, 2002 and 2001 the total payments made by the Company to MAOS were approximately $115,000 and $89,000, respectively.

3.       NET EARNINGS (LOSS) PER COMMON SHARE

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding.

     Options and warrants to purchase 1,388,599 shares of common stock were outstanding at August 31, 2002, which were not included in the computation of diluted earnings per share because the exercise effect would have been anti-dilutive.

4.       SHAREHOLDERS' EQUITY

Stock Options

     On July 14, 1998, the Chairman, certain officers, directors, and a former director and the spouse of an officer (who is an employee of Sandsport Data Services, Inc. ("Sandsport") the Company's wholly owned subsidiary), exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock. The exercise prices ranged from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8 1/2%) per annum, payable annually, and secured by the number of shares acquired ("Non-recourse Notes"). On July 14, 2001, the Company agreed to extend the due dates of the Non-recourse Notes for one hundred twenty days. On November 9, 2001, the due date of the notes was extended to November 9, 2004 and the Company agreed to substitute full recourse unsecured notes ("Recourse Notes") for the Non-recourse Notes it had previously accepted. The Recourse Notes will bear interest at the rate of eight and one-half percent (8 1/2%) per annum, payable annually, with the principal amount of each Recourse Note, plus any accrued and unpaid interest, due and payable on November 9, 2004.

     Effective December 1, 2001, the interest rate on the Recourse Notes was changed to six percent (6%) per annum, and the shares and Recourse Note of the spouse of the officer were both transferred to the officer.

     During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of Non-recourse Notes in the amount of $37,962. As of August 31, 2002, the outstanding balance on Recourse Notes, including principal and accrued but unpaid interest, was $1,512,679. During the period ended August 31, 2002, the Chairman repaid $100,000 of his Recourse Note.


5.       COMMITMENTS AND CONTINGENCIES

         Litigation

     a. In August of 1999, the Company's wholly-owned subsidiary, Sandsport was named as a defendant in Greater Bright Light Home Care Services, Inc. et al. v. Joseph Jeffries-El, El Equity Corporation, Sandsport Data Services, Inc. et al. (Supreme Court of the State of New York, Kings County). Sandsport's contractual obligation to Greater Bright Light involved the depositing of certain government-issued checks into a specific bank account. Upon receiving written notification from the agency issuing the checks to stop depositing them in that account, Sandsport ceased depositing them. The plaintiff brought the action against Joseph Jeffries-El and El Equity, and El Equity counterclaimed against the plaintiff, each basing its claims on the financing agreement between them. El Equity also cross-claimed against Sandsport, asserting that Sandsport converted the government-issued checks to its own use. Although Sandsport is named as a defendant, the Complaint seeks no affirmative relief against Sandsport. Co-defendant Citibank has asserted indemnification claims against Sandsport and all of the other defendants. Sandsport disputes all liability. However, the Company is unable to predict the outcome of these claims and accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

     b. On March 1, 2000, Dataline, Inc. ("Dataline") began a lawsuit against MCI WorldCom Network Services, Inc. ("MCI") and the Company for alleged trade libel and related counts, in the United States District Court for the Southern District of New York. The court dismissed that lawsuit, with prejudice, on May 23, 2002. On May 4, 2001 MCI had brought a patent infringement lawsuit against Dataline, alleging that it was infringing three MCI patents, under which the Company has an exclusive license in New York City. Shortly thereafter, the Company joined MCI in the suit against Dataline. Pursuant to a Settlement Agreement dated January 1, 2002 among MCI, its parent (MCI Communications Corporation), the Company, and Dataline, Dataline acknowledged the validity and enforceability of the 3 MCI-owned patents that were the subject of the lawsuits. There were no payments from either MCI or the Company to Dataline. As part of the settlement, Dataline agreed to pay the Company $100,000 in cash and issue an 8% promissory note in the amount of $721,000. Due to the uncertainty of realization of the note receivable, the Company is recognizing the income on the note using the installment method of accounting. For the three months ended August 31, 2002, the Company has recognized approximately $45,000 of income. In addition, Sandata and Dataline entered into an Exclusive Service Agreement by which Dataline agreed to use the Company's "call capture infrastructure" for all of Dataline's time and attendance systems, and to pay royalties to the Company for such use. The terms of the settlement also included mutual releases.

     c. By letter dated June 26, 2002, a former employee of the Company asserted claims for back wages of $410,000. The letter, from the employee's attorney, also contained allegations of age discrimination and retaliatory discharge. The letter also contained an offer of settlement. No formal litigation has been started and the Company intends to pursue settlement negotiations. A provision of $200,000 is included in accrued expenses relating to the asserted claim, which represents the Company's best estimate of costs to be incurred. The amount of the ultimate cost may vary from this estimate.

     d.  For  description  of  the  going  private   transaction,   and  of  the
class-action lawsuits initiated in connection with such transaction, see Note 8.

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


6.       REVENUE BY PRODUCT LINE

The Company derives its revenue from several product lines that are similar in nature. The following table provides the service fee revenues for the product lines earned for the three month periods ended August 31, 2002 and 2001:

                                                          For the three months
                                                              ended August 31,
                                                        2002              2001
                                                        ----              ----
Computerized information processing                 $1,564,344       $1,522,247
Telephone-based data collection                      2,085,888        1,892,151
Technology infrastructure and outsourcing               11,150          402,292
Information technology                                 736,930          564,075
Other                                                      514           11,563
                                                    ----------       ----------
                                                    $4,398,826       $4,392,328

7.       ECONOMIC DEPENDENCE

     A significant number of the Company's customers (both for-profit and not-for-profit companies) receive some or all of their funding from Federal and State agencies. These customers' contracts with the Company are subject to review and approval by a New York City governmental agency. For the three months ended August 31, 2002, the Company received revenues from these customers amounting to approximately $2,836,279, as compared to $2,667,000 for the three months ended August 31, 2001. The Company was owed approximately $1,481,000 from these customers at August 31, 2002.

8.       GOING PRIVATE TRANSACTION

     The Company has received a proposal to engage in a going private transaction. The proposed transaction is anticipated to be in the form of a merger with an entity owned by an investor group to be led by Bert E. Brodsky, the Company's Chief Executive Officer, and to include Directors Hugh Freund and Gary Stoller as well as other investors (the "Acquiring Group"). Pursuant to the proposal, the Company's shareholders (other than Mr. Brodsky, and the other shareholders that shall comprise the "Acquiring Group") would receive $1.50 (subsequently revised to $1.91) per share of Common Stock of the Company (the "Shares"), in cash. The proposal may be amended, modified or supplemented at any time.

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

     On September 11, 2002, a stockholder of the Company filed a lawsuit in the Delaware Chancery Court against the Company and the members of its Board of Directors. (Eva Seitler v. Sandata Technologies, Inc., Bert E. Brodsky, Ronald
L. Fish, Martin Bernard, Hugh Freund, and Gary Stoller, Civil Action No. 19886-NC). The plaintiff alleges that the defendants breached their fiduciary duties to the Company and the Company's public stockholders in connection with Sandata Acquisition Corp.'s proposal to acquire all of the outstanding public shares of the Company. The plaintiffs also allege, among other things, that the directors serving on the special committee are not independent, and that the merger consideration is inadequate. The complaint seeks certification of the action as a class action, both preliminary and permanent injunction against the proposed transaction, and rescission if it is not enjoined. On September 13, another stockholder of the Company filed a separate lawsuit in the same court, making substantially identical allegations and seeking substantially identical remedies. The Company and the individual directors intend to vigorously defend themselves. However, the Company is unable to predict the outcome of this matter and, accordingly, no adjustments have been made in the condensed consolidated financial statements in response to this matter.

 ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Revenues were $4,521,922 for the three months ended August 31, 2002 as compared to $4,524,666 for the three months ended August 31, 2001, a decrease of $2,744 or .06%.

     Service fee revenue for the three months ended August 31, 2002 was $4,398,826 as compared to $4,392,328 for the three months ended August 31, 2001 an increase of $6,498. or .15%.

     Other income for the three months ended August 31, 2002 was $79,520 as compared to $98,742 for the three months ended August 31, 2001. The decrease is attributable to a decrease in income recognized on sales/leaseback transactions, offset by payments received on notes receivable.

Expenses Related to Services

     Operating expenses were $2,696,630 for the three months ended August 31, 2002 as compared to $2,714,083 for the three months ended August 31, 2001, a decrease of $17,453 or .6%. Costs associated with payroll decreased this quarter, offset by an increase in purchases for resale.

     Selling, general and administrative expenses were $1,263,068 for the three months ended August 31, 2002, as compared to $1,650,170 for the three months ended August 31, 2001, a decrease of $387,102 or 23%. The decrease is primarily due to a decrease in payroll.

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

     Depreciation and amortization expense increased $71,640 to $499,502 for the three months ended August 31, 2002 as compared to $427,862 for the three months ended August 31, 2001. The increase was primarily attributable to the write-off of developed software that occurred in the year ended May 31, 2001, which resulted in decreased amortization expense in last year's quarter.

     Interest expense was $45,759 for the three months ended August 31, 2002 as compared to $77,679 for the three months ended August 31, 2001. The decrease was a result of decreased borrowings on the Company's Credit Agreement.

Income Tax Expenses (Benefit)

     Income tax expense for the three months ended August 31, 2002 was $24,097 as compared to income tax benefit of $170,179 for the three months ended August 31, 2001. The increase in income tax expense is due to higher pretax income.

Liquidity and Capital Resources

     The Company has a working capital deficit as of August 31, 2002 of $2,371,686, as compared to working capital of $1,890,988 at May 31, 2002. The primary factor is a result of the revolver becoming short-term liability of which $3,750,000 is due in June 2003.

     For the three months ended August 31, 2002, the Company spent approximately $266,000 in fixed asset additions, of which $229,000 was for software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

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

     As of December 1, 2001, the interest rate on the notes was changed to six percent (6%) per annum, and the shares and note of the spouse of the officer were both transferred to the officer. During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of notes in the amount of $37,962. As of August 31, 2002, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,512,679.

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

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. As of August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth and to maintain certain financial ratios were revised, on a going-forward basis, and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. On October 23, 2001 the Credit Agreement was amended with respect to one of the financial ratios, at the Company's request. At August 31, 2002 the Group met the net worth and financial ratios requirements of the Credit Agreement. In the past, the Group has failed to meet certain of the financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of August 31, 2002, the outstanding balance on the Credit Agreement with the Bank was $3,750,000.

     The Company believes the results of its continued operations, together with the available credit line, should be adequate to fund presently foreseeable working capital requirements.

ITEM 3  - PROCEDURES AND CONTROLS

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, primarily the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                          PART II - OTHER INFORMATION


ITEM 1  - LEGAL PROCEEDINGS

     Reference is made to Notes 5 and 8 to the Condensed Consolidated Financial Statements comprising Part I, Item 1 of this Form 10-QSB.

ITEM 2  - CHANGES IN SECURITIES

     The Company's ability to declare and pay dividends is restricted pursuant to the terms of a Revolving Credit Agreement dated April 18, 1997 between the company and HSBC Bank USA, formerly Marine Midland Bank (the "Bank"), and also under the terms of the Guaranty Agreement dated June 1, 1994 by and among the Company (as a guarantor), BFS Realty, LLC (an affiliate of the Company's Chairman), and the Bank (among others). The Guarantee Agreement was entered into in connection with the IDA/SBA Financing discussed in Item 6 of the Annual Report on Form 10-KSB for the year ended May 31, 2002, filed with the SEC on August 27, 2002.

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5  - OTHER INFORMATION

None

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

99.1     Certification Pursuant to Sarbanes Oxley Act, Section 302

99.2     Certification Pursuant to Sarbanes Oxley Act, Section 906

         (b)      Reports on Form 8-K

                  1. Current Report on Form 8-K filed August 23, 2002 reporting under Item 5 the Company's regaining compliance with certain Nasdaq Marketplace Rules, as detailed in the press release comprising an Exhibit to the Report.

                  2. Current Report on Form 8-K filed September 18, 2002 reporting under Item 5 the Company's acceptance of a proposal to engage in a going private transaction, subject to the conditions specified in the press release comprising an Exhibit to the Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SANDATA TECHNOLOGIES, INC.
                                                     --------------------------
                                                     (Registrant)



Date: October 15, 2002                          By: /s/ Bert E. Brodsky
                                                    -------------------------
                                                        Bert E. Brodsky
                                                        Chairman of the Board,
                                                        Chief Executive Officer,
                                                        Chief Financial Officer