Form 10KSB/A
period 2002-05-31
SANDATA TECHNOLOGIES INC
filed 2002-10-25
CIK 755465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.
                     For the fiscal year ended May 31, 2002

[  ]  Transition report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

For the transition period from         to
                               -------   ---------

                         Commission file number 0-14401

                           SANDATA TECHNOLOGIES, INC.
              (Exact name of small business issuer in its charter)

        DELAWARE                                        11-2841799
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                              26 Harbor Park Drive,
                               Port Washington, NY
                    (Address of principal executive offices)
                                      11050
                                   (Zip Code)

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
 Yes     X       No
    -----------    --------------

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

Yes                        No
    ----------------           -------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2002 was 2,481,808.

         Transitional Small Business Disclosure Format  (check one):

Yes                 No     X
    ------------       ------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

ITEM 7 - FINANCIAL STATEMENTS

     The Annual Report on Form 10-KSB for Sandata Technologies, Inc. (the "Company") for the year ended May 31, 2002 is hereby amended to the extent, and only to the extent, of amending Item 7 thereof, to correct typographical errors in the Consolidated Balance Sheet and the Consolidated Statement of Shareholders Equity for the year ended May 31, 2002, and in the Notes to the Consolidated Financial Statements. Item 7 shall read in its entirety as follows:

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

                                                     /s/ Marcum & Kliegman LLP

Woodbury, New York
July 26, 2002, except for Notes 12c and 12d, which are dated August 21, 2002 and August 22, 2002, respectively

                      SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                             May 31,
                                                                                    2002                2001
                                                                                    ----                ----
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $ 1,630,617        $   475,578
  Accounts receivable, net of allowance for doubtful accounts
   of $202,746 and $346,903 at 2002 and 2001, respectively                          2,182,963          2,160,675
  Receivables from affiliates                                                         280,297            802,787
  Notes receivable - officer                                                          100,000                 --
  Inventories                                                                          45,342             35,993
  Prepaid expenses and other current assets                                           345,349            416,056
  Deferred income taxes                                                               207,595            274,470
                                                                                  -----------        -----------

         Total Current Assets                                                       4,792,163          4,165,559

FIXED ASSETS, NET                                                                   6,820,596          6,036,203

DEFERRED INCOME TAXES                                                                 171,579            335,773

OTHER ASSETS
  Notes receivable                                                                     25,190             29,669
  Cash surrender value of officer's life insurance, security
   deposits and other assets                                                        1,105,502            866,774
                                                                                  -----------        -----------

         TOTAL ASSETS                                                             $12,915,030        $11,433,978
                                                                                  ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                           $ 2,781,550        $ 1,881,269
  Deferred/unearned revenue                                                            16,367             31,069
  Deferred income                                                                     103,258            296,560
                                                                                  -----------        -----------

         Total Current Liabilities                                                  2,901,175          2,208,898

LONG-TERM DEBT                                                                      4,500,000          3,850,000

DEFERRED INCOME                                                                        21,142            124,401
                                                                                  -----------        -----------

         TOTAL LIABILITIES                                                          7,422,317          6,183,299
                                                                                  -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value, 6,000,000 shares
   authorized; 2,481,808 and 2,506,475 shares issued and
   outstanding in 2002 and 2001, respectively                                           2,482              2,506
  Additional paid in capital                                                        5,765,766          5,803,704
  Retained earnings                                                                 1,193,755          1,051,721
  Notes receivable - officers                                                      (1,469,290)        (1,607,252)
                                                                                  -----------        -----------

         TOTAL SHAREHOLDERS' EQUITY                                                 5,492,713          5,250,679
                                                                                  -----------        -----------

         TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY                                $12,915,030        $11,433,978
                                                                                  ===========        ===========

       See notes to consolidated financial statements


                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               Years ended May 31,

                                                                                      2002                2001
                                                                                      ----                ----

REVENUES
  Service fees                                                                    $17,173,922        $17,769,069
  Other income                                                                        514,999            368,502
  Interest income                                                                     163,789            185,311
                                                                                  -----------        -----------

       TOTAL REVENUES                                                              17,852,710         18,322,882
                                                                                  -----------        -----------

COSTS AND EXPENSES
  Operating                                                                         9,877,651         10,372,524
  Selling, general and administrative                                               5,502,264          5,004,255
  Depreciation and amortization                                                     1,839,965          2,748,411
  Interest expense                                                                    241,729            189,240
  Impairment of developed software                                                         --          3,298,872
  Impairment of goodwill                                                                   --            201,128
                                                                                  -----------       ------------

         TOTAL COSTS AND EXPENSES                                                  17,461,609         21,814,430
                                                                                  -----------        -----------

         EARNINGS (LOSS) BEFORE INCOME TAXES                                          391,101         (3,491,548)

INCOME TAX EXPENSE (BENEFIT)                                                          249,067         (1,293,401)
                                                                                  -----------        -----------

         NET EARNINGS (LOSS)                                                      $   142,034        $(2,198,147)
                                                                                  ===========        ===========

PER SHARE INFORMATION

         BASIC AND DILUTED EARNINGS (LOSS) PER
          SHARE                                                                   $       .06        $      (.88)
                                                                                  ===========        ===========
       WEIGHTED-AVERAGE NUMBER OF
        SHARES OUTSTANDING                                                          2,494,175          2,506,475
                                                                                  ===========        ===========

                 See notes to consolidated financial statements

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Years ended May 31, 2002 and 2001


                                                                Additional                            Notes               Total
                                        Common Stock             Paid-In         Retained           Receivable        Shareholders'
                                 Shares            Amount        Capital         Earnings            Officers             Equity
                                -------            ------      -----------       --------           ----------        ------------
Balance at
June 1, 2000                    2,506,475          $2,506      $5,803,704      $ 3,249,868         $(1,607,252)        $ 7,448,826

Net Loss                               --              --              --       (2,198,147)                 --          (2,198,147)
                                ---------          ------      ----------      -----------         -----------         -----------
Balance at
 May 31, 2001                   2,506,475           2,506       5,803,704        1,051,721          (1,607,252)          5,250,679

Reclassification of notes
receivable officer (re-paid
subsequent to year-end-
Note 12d)                              --              --              --              --              100,000             100,000

Effect of Stock
 Surrender                        (24,667)            (24)        (37,938)              --              37,962                  --

Net Earnings                           --              --              --          142,034                  --             142,034
                                ---------          ------      ----------      -----------         -----------         -----------

Balance at
May 31, 2002                    2,481,808          $2,482      $5,765,766      $ 1,193,755         $(1,469,290)        $ 5,492,713
                                =========          ======      ==========      ===========         ===========         ===========

                 See notes to consolidated financial statements

                                       F-5

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended May 31,



                                                                                        2002                2001
                                                                                        ----                ----
Cash flows from operating activities:
 Net earnings (loss)                                                             $   142,034         $(2,198,147)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                                  1,839,965           2,748,411
    (Gain) loss on disposal of fixed assets                                           (4,309)             75,111
    Change in allowance for doubtful accounts                                       (144,157)           (100,879)
    Recognition of deferred income                                                  (296,561)           (343,820)
    Recognition of deferred revenue                                                  (36,121)           (116,702)
    Impairment of developed software                                                      --           3,298,872
    Impairment of goodwill                                                                --             201,128
    Deferred tax provision                                                           231,069          (1,312,401)
  (Increase) decrease in operating assets
     Accounts receivable                                                             121,869             249,105
     Receivables from affiliates                                                     522,490            (397,055)
     Inventories                                                                      (9,352)            (18,828)
     Prepaid expenses and other current assets                                        70,708              (2,937)
     Other assets                                                                   (234,247)            (24,827)
  (Decrease) Increase in operating liabilities
     Accounts payable and accrued expenses                                           900,282            (698,874)
     Deferred/unearned revenue                                                        21,418             108,923
     Deferred income                                                                      --             126,850
                                                                                 -----------          ----------

         Net cash provided by operating activities                                 3,125,088           1,593,930
                                                                                 -----------          ----------

Cash flows from investing activities:
  Purchases of fixed assets                                                       (2,620,049)         (3,795,285)
  Proceeds from sale/leaseback transactions                                               --             548,343
  Acquisition of intangible asset                                                         --            (201,128)
                                                                                 -----------          ----------

         Net cash used in investing activities                                    (2,620,049)         (3,448,070)
                                                                                 -----------          ----------

Cash flows from financing activities:
  Principal payments on note payable                                                (500,000)           (500,000)
  Proceeds from note payable                                                         500,000                  --
  Proceeds from line of credit                                                     3,800,000           2,200,000
  Principal payments on line of credit                                            (3,150,000)           (600,000)
                                                                                 -----------          ----------

         Net cash provided by financing
           activities                                                                650,000           1,100,000
                                                                                 -----------         -----------

         INCREASE (Decrease) in cash and cash                                      1,155,039            (754,140)
          equivalents

Cash and cash equivalents - beginning                                                475,578           1,229,718
                                                                                 -----------          ----------

Cash and cash equivalents - ending                                               $ 1,630,617          $  475,578
                                                                                 ===========          ==========


                 See notes to consolidated financial statements

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

     For the year ended May 31, 2002 options and warrants to purchase 1,394,419 shares of common stock were outstanding and were not included in the computation of diluted earnings per share because the exercise price of the options and warrants were greater than the average market price of the common stock. For the year ended May 31, 2001, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would have been antidilutive. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share and the weighted average number of shares of common stock.

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

     Information Technology Services. The Company generates revenues from information technology services under the name of SandataNet and includes services such as software support, hardware support/break-fix, Local Area Network ("LAN") administration and configuration services and the reselling of computer hardware and third-party software systems; some of the services are pursuant to long-term contracts. Support revenue is recognized based on per hour rates in the period the service is provided. For maintenance contracts greater than one month, revenue is recognized over the term of the contract on a straight-line basis. Computer hardware and software resale revenues are recognized when the units are shipped and accepted by the customer. The Company does not bundle maintenance with any software sold.

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

       Cash and Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in financial institutions for the payment of payroll liabilities for certain customers. Such amounts are reduced when the Company pays such liabilities. Such reduction generally occurs over five to ten business days. At May 31, 2002, the Company had amounts on deposit for these liabilities of approximately $1,300,000.

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


NOTE 4 - Income Taxes

       The income tax expense (benefit) is comprised of the following:

                                                          Year Ended May 31,
                                                          ------------------
                                                        2002             2001
                                                        ----             ----
       Current
         Federal                                    $     --                --
         State                                        17,998            19,000
                                                    --------          --------

           Total current                              17,998            19,000
                                                    --------          --------

       Deferred
         Federal                                     192,761        (1,089,293)
         State                                        38,308          (223,108)
                                                   ---------        ----------

             Total deferred                          231,069        (1,312,401)
                                                   ---------        ----------

             Income tax expense (benefit)           $249,067       $(1,293,401)
                                                    ========       ===========

      The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                         Year Ended May 31,
                                                      2002                2001
                                                      ----                ----
       Statutory U.S. federal tax rate                34.0%             (34.0%)
       State taxes                                     4.6               (5.8)
       Permanent Differences                          12.2                1.2
       Other                                          12.9                1.6
                                                      ----              -----

                                                      63.7%             (37.0%)
                                                     =====             ======

       The components of deferred tax assets and liabilities consists of the following:

                                                             May 31,
                                                      2002                2001
                                                      ----                ----
       Deferred Tax Assets-Current portion
         Allowance for Doubtful Accounts            $ 81,686           $142,230
         Deferred Income                              61,367             43,340
         Accrued Expenses                             56,117             79,706
         Other                                         8,425              9,194
                                                    --------           --------

             Deferred Tax Assets, current           $207,595           $274,470
                                                    ========           ========

                                                              May 31,
                                                      2002                2001
                                                      ----                ----
       Deferred Tax Assets-Long term portion
        Net Operating Loss Carryforwards          $1,642,275         $1,255,038
         Deferred Income                                  --            129,255
         Goodwill                                         --             82,872
         Other                                           604                615
                                                  ----------         ----------

             Deferred Tax Assets, Long-term        1,642,879          1,467,780
                                                  ----------         ----------

       Deferred Tax Liabilities-Long-term portion
         Depreciation and amortization            (1,460,054)        (1,132,007)
         Deferred income                             (11,246)                --
                                                  ----------         ----------

         Deferred Tax Liabilities, Long-term      (1,471,300)        (1,132,007)
                                                  ----------         ----------

         Deferred Tax Assets - Long-term, Net        171,579            335,773
                                                  ----------         ----------

             Total Deferred Tax Asset, Net        $  379,174         $  610,243
                                                  ==========         ==========

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

       Summary information with respect to the stock option plans follows:

                                                                  Range of          Outstanding       Outstanding
                                                                  exercise            options           options
                                                                  prices ($)          granted         exercisable
                                                                 ----------           -------         -----------

       Balance, June 1, 2000                                   1.31 - 3.00           1,523,902           849,871
       Granted                                                     3.00                279,808           269,653
       Cancelled                                                                       (76,118)          (11,146)
                                                                                    ----------        ----------
       Balance, May 31, 2001                                   1.31 - 3.00           1,727,592         1,108,378
       Granted                                                 1.00 - 3.00              40,085           150,895
       Cancelled                                                                      (373,258)         (101,713)
                                                                                    ----------        ----------

       Balance, May 31, 2002                                   1.31 - 3.00           1,394,419         1,157,560
                                                                                    ==========        ==========

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


NOTE 11 - Revenue by Product Line

     The Company operates in one business segment, but derives its revenue from several product lines. The following table provides the service fee revenues for the product lines earned for the fiscal years ended May 31, 2002 and 2001:

                                                              Year Ended May 31,
                                                        2002                2001
                                                        ----                ----
   Computerized information processing           $  5,962,880      $   5,960,450
   Telephone-based data collection                  7,690,852          7,561,852
   Technology infrastructure and outsourcing          736,932          2,071,266
   Information technology                           2,765,761          2,170,240
   Other                                               17,497              5,261
                                                 ------------     --------------

             Total                                $17,173,922        $17,769,069
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

     b. The Company has received a proposal to engage in a going private transaction. The proposed transaction is anticipated to be in the form of a merger with an entity owned by an investor group to be led by Bert E. Brodsky, the Company's Chief Executive Officer, and to include Directors Hugh Freund and Gary Stoller as well as other investors (the "Acquiring Group"). Pursuant to the proposal, the Company's shareholders (other than Mr. Brodsky, and the other shareholders that shall comprise the "Acquiring Group") would receive $1.50 per share of Common Stock of the Company (the "Shares"), in cash. The proposal may be amended, modified or supplemented at any time.

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

     c. On July 9, 2002 the Company issued a press release announcing that Nasdaq had informed the Company that its shares would be subject to de-listing from the Small Cap Market for failure to comply with Nasdaq's Marketplace Rules regarding minimum value of publicly held shares and minimum bid price per share. The Company requested a hearing on these matters, and the de-listing was stayed until the hearing. The Company was informed by Nasdaq on August 21, 2002 that the Company had regained compliance with both Marketplace Rules and that therefore, the hearing was cancelled and the matter was moot.

     d. On August 22, 2002 the Chairman repaid $100,000 of the note receivable officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SANDATA TECHNOLOGIES, INC.
----------------------------------------------------------------------------
                                                    (Registrant)

                                        By     /s/ Bert E. Brodsky
----------------------------------------------------------------------------
                                                  Bert E. Brodsky, Chairman
                                          (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)

Date: October 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Bert E. Brodsky
-------------------------------------------------------------------
         Bert E. Brodsky, Chairman, Treasurer, Director

Date: October 22, 2002


By   /s/ Hugh Freund
-------------------------------------------------------------------
         Hugh Freund, Executive Vice President, Secretary, Director

Date: October 22, 2002


By   /s/ Gary Stoller
-------------------------------------------------------------------
         Gary Stoller, Executive Vice President, Director

Date: October 22, 2002


By    /s/ Martin Bernard
-------------------------------------------------------------------
          Martin Bernard, Director

Date: October 22, 2002


By   /s/ Ronald L. Fish
-------------------------------------------------------------------
         Ronald L. Fish, Director

Date: October 22, 2002

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Amended Annual Report of Sandata Technologies, Inc. ("the "Company") on Form 10-KSB-A for the year ended May 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bert E. Brodsky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Bert E. Brodsky



Bert E. Brodsky
Chief Executive Officer,
Chief Financial Officer


October 22, 2002

                                  CERTIFICATION

     I, Bert E. Brodsky, Chief Executive Officer and Chief Financial Officer, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A of Sandata Technologies, Inc. and its Subsidiaries;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this amended annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Sandata Technologies, Inc. and its Subsidiaries as of, and for, the periods presented in this amended annual report.

     4. As both Chief Executive Officer and Chief Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the periods in which this amended annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

     c) presented in this report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. As both Chief Executive Officer and Chief Financial Officer I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. As both Chief Executive Officer and Chief Financial Officer, I have indicated in this report whether or not there were significant changes in internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: October 22, 2002
                                   /s/ Bert E. Brodsky
                                       Bert E. Brodsky, Chief Executive
                                        Officer and Chief Financial Officer