Form 10QSB
period 2002-11-30
SANDATA TECHNOLOGIES INC
filed 2003-01-14
CIK 755465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the period ended November 30, 2002

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from _______ to __________

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

Yes____       No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 12, 2003 was 2,481,808.

         Transitional Small Business Disclosure Format (check one):

Yes         No X
   ------     -------

                   SANDATA TECHNOLOGIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                          Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
           Condensed Consolidated Balance  Sheets as of
           November 30, 2002 (Unaudited) and May 31, 2002  (Audited).......................................3

           Unaudited Condensed Consolidated Statements of Operations
            for the three and six months ended November 30, 2002 and November 30, 2001.....................4

           Unaudited Condensed Consolidated Statements of Cash Flows for
            the six months ended November 30, 2002 and November 30, 2001...................................5

           Notes to Condensed Consolidated Financial Statements (Unaudited)................................6


Item 2.  Management's Discussion and Analysis
          or Plan of Operation ...........................................................................15

Item 3.  Procedures and Controls..........................................................................19


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings................................................................................20

Item 2.  Changes in Securities and Use of Proceeds........................................................20

Item 3.  Defaults Upon Senior Securities..................................................................20

Item 4.  Submission of Matters to a Vote of Security Holders..............................................19

Item 5.  Other Information................................................................................20

Item 6.  Exhibits and Reports on Form 8-K.................................................................21

              Signature...................................................................................22

              Certifications..............................................................................23

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               November 30, 2002       May 31, 2002
                                                                                 (unaudited)             (audited)
                           ASSETS
 CURRENT ASSETS:

 Cash and cash equivalents                                                      $     612,247         $  1,630,617
 Accounts receivable, net of allowance for doubtful accounts
  of $239,696 and $202,746 at 2002 and 2001, respectively                           2,112,025            2,182,963
 Receivables from affiliates                                                          270,178              280,297
 Notes receivable - officer                                                               --               100,000
 Inventories                                                                           87,552               45,342
 Prepaid expenses and other current assets                                            222,457              345,349
 Deferred income taxes                                                                214,099              207,595
                                                                                    ---------           ----------
         Total Current Assets                                                       3,518,558            4,792,163

 FIXED ASSETS, NET                                                                  6,481,560            6,820,596

 DEFERRED INCOME TAXES                                                                139,000              171,579

OTHER ASSETS
  Notes receivable                                                                     22,434               25,190
  Cash surrender value of officer's life insurance,
   security deposits and other assets                                               1,121,408            1,105,502
                                                                                   ----------           ----------
         Total Assets                                                             $11,282,960          $12,915,030
                                                                                  ===========          ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                           $  2,961,074          $ 2,781,550
  Deferred/unearned revenue - maintenance contracts                                     24,837               16,367
  Deferred income - sales-leaseback                                                     52,264              103,258
  Short-term debt                                                                    2,750,000                  --
                                                                                  ------------           ----------
         Total Current Liabilities                                                   5,788,175            2,901,175

LONG-TERM DEBT                                                                             --             4,500,000

DEFERRED INCOME                                                                            --                21,142
                                                                                   -----------           ----------
         Total Liabilities                                                           5,788,175            7,422,317
                                                                                   -----------           ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value, 6,000,000 shares
   authorized; 2,481,808 shares issued and outstanding                                   2,482                2,482
  Additional paid in capital                                                         5,765,766            5,765,766
  Retained earnings                                                                  1,195,827            1,193,755
  Notes receivable - officers                                                       (1,469,290)          (1,469,290)
                                                                                   -----------          -----------
         TOTAL SHAREHOLDERS' EQUITY                                                  5,494,785            5,492,713
                                                                                   -----------          -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $11,282,960          $12,915,030
                                                                                   ===========          ===========


                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended             Six Months Ended
                                                                        November 30,                November 30,

                                                                      2002          2001           2002         2001
                                                                      ----          ----           ----         ----
 REVENUES
  Service fees                                                    $3,906,524    $4,137,580     $8,305,350    $8,529,906
  Other income                                                        67,543       168,467        147,063       267,209
  Interest income                                                     41,514        44,843         85,090        78,439
                                                                   ---------     ---------      ---------     ---------
                                                                   4,015,581     4,350,890      8,537,503     8,875,554
COSTS AND EXPENSES
  Operating                                                        2,185,718     2,328,035      4,882,348     5,042,118
  Selling, general and administrative                              1,265,934     1,329,139      2,529,002     2,979,309
  Depreciation and amortization                                      510,378       455,875      1,009,880       883,737
  Interest expense                                                    32,096        72,068         77,851       149,747
                                                                   ---------     ---------      ---------     ---------
         TOTAL COSTS AND EXPENSES                                  3,994,126     4,185,117      8,499,081     9,054,911
                                                                   ---------     ---------      ---------     ---------
EARNINGS (LOSS) BEFORE INCOME TAXES                                   21,455       165,773         38,422      (179,357)
                                                                   ---------     ---------      ---------     ---------
            INCOME TAX EXPENSE (BENEFIT)                              12,253        81,741         36,350       (88,438)
                                                                   ---------     ---------      ---------     ---------

  NET INCOME (LOSS)                                                $   9,202      $ 84,032          2,072      $(90,919)
                                                                   =========      ========      =========      ========
EARNINGS PER SHARE OF COMMON STOCK:
  Basic income (loss) per share                                    $    0.00      $   0.03       $   0.00       $ (0.04)
                                                                   =========      ========       ========       =======
  Dilutive income (loss) per share                                 $    0.00      $   0.03           0.00       $ (0.04)
                                                                   =========      ========       ========       =======
  Basic weighted average common shares
    outstanding                                                    2,481,808     2,506,475      2,481,808     2,506,475
                                                                   =========     =========      =========     =========
  Dilutive weighted average common shares and
   common stock equivalents outstanding                            2,680,164     2,506,475      2,485,872     2,506,475
                                                                   =========     =========      =========     =========

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED NOVEMBER 30,

                                                                                         2002               2001
                                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income (loss)                                                              $     2,072         $   (90,919)
   Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                              1,009,880             883,737
         Gain on disposal of fixed assets                                                  --              (4,309)
         Provision for doubtful accounts                                               36,950              41,719
         Recognition of deferred income                                               (72,137)           (163,278)
         Recognition of deferred revenue                                              (37,486)              2,612
         Deferred tax provision                                                        26,075             (88,438)
    (Increase) decrease in operating assets
          Accounts receivable                                                          33,988              66,902
          Receivables from affiliates                                                  10,119             388,005
          Inventories                                                                 (42,210)              2,235
          Prepaid expenses and other current assets                                   122,892             125,990
          Other assets                                                                (13,150)           (160,459)
    Increase (decrease) in operating liabilities
          Accounts payable and accrued expenses                                       179,524             183,697
          Deferred/unearned revenue                                                    45,957                  --
                                                                                   ==========           =========
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,302,474           1,187,494
                                                                                   ==========           =========
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                                        (670,844)         (1,560,506)
                                                                                   ----------          ----------

NET CASH USED IN INVESTING ACTIVITIES                                                (670,844)         (1,560,506)
                                                                                   ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on note payable                                                    --            (500,000)
     Proceeds from note payable                                                            --             500,000
     Proceeds  from note receivable officer.                                          100,000                 --
     Proceeds from line of credit                                                     500,000           1,800,000
     Principal payments on line of credit                                          (2,250,000)         (1,150,000)
                                                                                   ----------           ---------

NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES                                                                        (1,650,000)            650,000
                                                                                   ----------            --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,018,370)            276,988

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,630,617             475,578
                                                                                    ---------             -------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                       $  612,247           $ 752,566
                                                                                     ========             =======

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Condensed Consolidated Balance Sheet as of November 30, 2002, the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2002 and 2001, and the Condensed Consolidated Statements of Cash Flows for the six month periods ended November 30, 2002 and 2001 have been prepared by Sandata Technologies, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of November 30, 2002 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002. Results of operations for the period ended November 30, 2002 are not necessarily indicative of the operating results expected for the full year.

Selected Accounting Policies and New Pronouncements

Cash and Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in financial institutions for the payment of payroll liabilities for certain customers. Such amounts are reduced when the Company pays such liabilities. Such reductions generally occur over five to ten business days. At November 30, 2002, the Company had amounts on deposit for these liabilities of approximately $676,000. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of November 30, 2002.

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

     On April 30, 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard had no material impact to the Company.

     SFAS No.  146,  "Accounting  for Costs  Associated  with  Exit or  Disposal
Activities" ("SFAS No. 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS No. 146 to determine the impact upon adoption.

2. RELATED PARTY TRANSACTIONS

     a. Pursuant to an agreement (the "Agreement") involving the Company, Nassau County Industrial Development Agency ("NCIDA"), BFS Realty, LLC (the "Affiliate") HSBC Bank USA (successor to Marine Midland Bank) (the "Bank") and the U.S. Small Business Administration ("SBA"), the Affiliate borrowed $3,350,000 in Industrial Development Revenue Bonds (the "Bonds") to finance the acquisition of the Company's facility (the "Facility").

     Under the terms of the Agreement, the Company is jointly and separately liable to the NCIDA for all obligations owed by the Affiliate to the NCIDA under the lease agreement between NCIDA, as landlord, and the Affiliate, as Tenant (the "Lease"); however, the Affiliate has indemnified the Company with respect to certain obligations relative to the Lease and the Agreement. The Company subleases space from the Affiliate (see below). The Affiliate's obligations under the Lease were guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Affiliate's obligations respecting repayment of the Bonds were also guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Bonds currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of November 30, 2002 was $1,357,778.

     The Company has also entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the SBA (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA Loan is guaranteed by the Company and various subsidiaries of the Company. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA Loan as of November 30, 2002 was $584,924.


     b. The Company derived revenue from National Medical Health Card Systems, Inc. ("Health Card") a company affiliated with the Company's Chairman, principally for database and operating system support, hardware leasing, maintenance and related administrative services. No revenues were generated from Health Card for the three and six months ended November 30, 2002. The revenues generated from Health Card amounted to approximately $581,000 and $1,211,000 for the three and six months ended November 30, 2001 for various services. In addition the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $10,000 and $121,000 for the six months ended November 30, 2002 and 2001, respectively and are recorded as a reduction of operating expense. The Company was owed approximately $3,000 from Health Card at November 30, 2002. Subsequent to November 30, 2002, the Company received approximately $3,000 from Health Card.

     c. The Company makes lease and rent payments to affiliates of the Company's Chairman. The payments for leased equipment were made to P.W. Capital Corp. and P.W. Medical Management, Inc., and were approximately $54,000 and $108,000 for the three and six months ended November 30, 2002 as compared to approximately $71,000 and $166,000 for the three and six months ended November 30, 2001. The payments for the Facility were made to the Affiliate, and were approximately $68,000 and $136,000 for the three and six months ended November 30, 2002 as compared to approximately $138,000 and $281,000 for the three and six months ended November 30, 2001.

     d. Medical Arts Office Services, Inc. ("MAOS"), of which the Company's Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and legal services. For the three and six months ended November 30, 2002 and 2001 the total payments made by the Company to MAOS were approximately $162,000 and $277,000, as compared to approximately $135,000 and $224,000 for the three and six months ended November 30, 2001.

3. DEBT

         Credit Agreement

     The Company's wholly-owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), has a revolving credit agreement (the "Credit Agreement") with the Bank which allows Sandsport to borrow amounts up to $4,500,000 and is due on June 14, 2003. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement requires Sandsport to pay a fee equal to 1/4% per annum on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement, which pledge is secured by a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. In addition, the Company is restricted in its ability to declare and pay dividends pursuant to the Credit Agreement. The Group's guaranty to the Bank was subsequently modified to include all indebtedness incurred by the Company under the amended Credit Agreement dated August 24, 2001 (see below).

     On August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth, and to maintain certain financial ratios, were revised on a going-forward basis and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. As of November 30, 2002 the Group failed to meet the working capital requirement of the Credit Agreement, and the Bank granted the Group a waiver. In the past the Group has failed to meet certain of the financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet certain financial covenants in the future. The outstanding balance on the Credit Agreement with the Bank was $2,750,000 at November 30, 2002.

4. NET EARNINGS (LOSS) PER COMMON SHARE

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding.

     During the three and six months ended November 30, 2002, 198,356 and 4,064 options and warrants to purchase shares of common stock, were included in the dilutive earnings per share calculation. Options and warrants to purchase 486,213 and 1,356,713 shares of common stock, for the three and six months ended November 30, 2002, respectively, were outstanding at November 30, 2002, were not included in the computation of diluted earnings per share because the options were not in the money, during the aforementioned periods.

5. SHAREHOLDERS' EQUITY

Stock Options

     On July 14, 1998, the Chairman, certain officers, directors, and a former director and the spouse of an officer (who is an employee of Sandsport) exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock. The exercise prices ranged from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8 1/2%) per annum, payable annually, and secured by the number of shares acquired ("Non-recourse Notes"). On July 14, 2001, the Company agreed to extend the due dates of the Non-recourse Notes for one hundred twenty days. On November 9, 2001, the due date of the notes was extended to November 9, 2004 and the Company agreed to substitute full recourse unsecured notes ("Recourse Notes") for the Non-recourse Notes it had previously accepted. The Recourse Notes bear interest at the rate of eight and one-half percent (8 1/2%) per annum, payable annually, with the principal amount of each Recourse Note, plus any accrued and unpaid interest, due and payable on November 9, 2004.

     Effective December 1, 2001, the interest rate on the Recourse Notes was changed to six percent (6%) per annum, and the shares and Recourse Note of the spouse of an officer were both transferred to the officer.

     During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of Non-recourse Notes in the amount of $37,962. As of November 30, 2002 , the outstanding balance on Recourse Notes, including principal and accrued but unpaid interest, was $1,505,646. On August 22, 2003, the Chairman repaid $100,000 of his Recourse Note.

6. COMMITMENTS AND CONTINGENCIES

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

     b. On March 1, 2000, Dataline, Inc. ("Dataline") began a lawsuit against MCI WorldCom Network Services, Inc. ("MCI") and the Company for alleged trade libel and related counts, in the United States District Court for the Southern District of New York. The court dismissed that lawsuit, with prejudice, on May 23, 2002. On May 4, 2001 MCI had brought a patent infringement lawsuit against Dataline, alleging that it was infringing three MCI patents, under which the Company has an exclusive license in New York City. Shortly thereafter, the Company joined MCI in the suit against Dataline. Pursuant to a Settlement Agreement dated January 1, 2002 among MCI, its parent (MCI Communications Corporation), the Company, and Dataline, Dataline acknowledged the validity and enforceability of the 3 MCI-owned patents that were the subject of the lawsuits. There were no payments from either MCI or the Company to Dataline. As part of the settlement, Dataline agreed to pay the Company $100,000 in cash and issue an 8% promissory note in the amount of $721,000. Due to the uncertainty of realization of the note receivable, the Company is recognizing the income on the note using the installment method of accounting. For the three and six months ended November 30, 2002, the Company has recognized approximately $45,000 and $90,000 respectively, of income. In addition, Sandata and Dataline entered into an Exclusive Service Agreement by which Dataline agreed to use the Company's "call capture infrastructure" for all of Dataline's time and attendance systems, and to pay royalties to the Company for such use. The terms of the settlement also included mutual releases.

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

     d.  For  description  of  the  going  private   transaction,   and  of  the
class-action lawsuits initiated in connection with such transaction, see Note 9.

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


7. REVENUE BY PRODUCT LINE

     The Company derives its revenue from several product lines that are similar in nature. The following table provides the service fee revenues for the product lines earned for the three and six month periods ended November 30, 2002 and 2001:


                                                             For the three months ended     For the six months ended
                                                                    November 30,                    November 30,

                                                                   2002         2001            2002            2001
                                                                   ----         ----            ----            ----

Computerized information processing                          1,474,963      1,484,952       3,020,227       3,007,197
Telephone-based data collection                              2,134,823      1,854,195       4,220,712       3,746,346
Technology infrastructure and outsourcing                        9,453        213,553          20,602         615,845
Information technology                                         287,285        581,883       1,043,295       1,145,958
Other                                                             --            2,997             514          14,560
                                                            ----------     ----------      ----------      ----------
                                                            $3,906,524     $4,137,580      $8,305,350      $8,529,906
                                                            ==========     ==========      ==========      ==========


8. ECONOMIC DEPENDENCE

     A significant number of the Company's customers (both for-profit and not-for-profit companies) receive some or all of their funding from Federal and State agencies. These customers' contracts with the Company are subject to review and approval by a New York City governmental agency. For the three months ended November 30, 2002 and 2001, the Company received revenues from these customers amounting to approximately $2,762,000, and $2,619,000, respectively. For the six months ended November 30, 2002 and 2001, the Company received revenues from these customers for approximately $5,599,000 and $5,286,000, respectively. The Company was owed approximately $1,568,000 from these customers at November 30, 2002.

9. GOING PRIVATE TRANSACTION

     The Company entered into a Merger Agreement dated as of October 28, 2002 by and among the Company, Sandata Acquisition Corp. and Bert E. Brodsky, Hugh Freund and Gary Stoller. The Merger Agreement provides for the merger of Sandata Acquisition Corp. with and into the Company, with the Company continuing as the surviving corporation. Prior to the effective time of the merger, Messrs. Brodsky, Freund and Stoller and members of their immediate families have agreed to contribute all of the Company's stock owned by them to Sandata Acquisition Corp. and at the effective time of the merger, (i) each share of the Company's common stock, other than stock owned by Messrs. Brodsky, Freund and Stoller and members of their immediate families and Sandata Acquisition Corp., will be converted into the right to receive the merger consideration of $1.91 in cash and (ii) each outstanding share of Sandata Acquisition Corp. will be converted into one share of common stock of the surviving corporation. Pursuant to the Merger Agreement, all outstanding options to purchase common stock of the Company will be cancelled and converted into the right to receive a cash payment equal to the product of the number of shares subject to the option and the difference between the merger consideration of $1.91 and the per share exercise price of the option. Under the Merger Agreement, options held by the Messrs.
Brodsky, Freund and Stoller and members of their immediate families will be cancelled and the holders of those options will not be entitled to receive any consideration. The Board of Directors of the Company, acting upon the unanimous recommendation of a Special Committee of the Board, comprised of two non-management directors who are not materially interested in the transaction, unanimously approved the merger. In reaching its decision to recommend the merger to the full Board, the Special Committee received a fairness opinion from the Committee's financial advisor, Brean Murray & Co., Inc.

     Completion of the merger is subject to customary closing conditions, including, among others, stockholder approval, that no actions or proceedings are pending seeking to prevent consummation of the merger and that no injunction preventing the consummation of the merger is in effect.

     On September 11, 2002, a shareholder of the Company filed a lawsuit in the Delaware Chancery Court against the Company and the members of its Board of Directors. (Eva Seitler v. Sandata Technologies, Inc., Bert E. Brodsky, Ronald
L. Fish, Martin Bernard, Hugh Freund, and Gary Stoller, Civil Action No. 19886-NC). The plaintiff alleges that the defendants breached their fiduciary duties to the Company and the Company's public shareholders in connection with Sandata Acquisition Corp.'s proposal to acquire all of the outstanding public shares of the Company. The plaintiffs also allege, among other things, that the directors serving on the special committee are not independent, and that the merger consideration is inadequate. The complaint seeks certification of the action as a class action, both a preliminary and permanent injunction against the proposed transaction, and rescission if it is not enjoined. On September 13, another shareholder of the Company filed a separate lawsuit in the same court, making substantially identical allegations and seeking substantially identical remedies. These actions were consolidated by the Delaware Chancery Court in an order dated October 22, 2002 (Civil Action No. 19886-NC).

     On December 23, 2002 the Company entered into a nonbinding Memorandum of Understanding among the Company, the members of its Board of Directors and the plaintiffs in these actions. Pursuant to the Memorandum, Sandata Acquisition Corp. agreed to increase its offer set forth in the Merger Agreement, to $2.21 for each outstanding share of Sandata common stock. The Memorandum also provides for the parties to the lawsuits to use their best efforts to agree upon, execute, and present to the Court a formal Stipulation of Settlement in order to obtain the approval of the Court of the settlement and release of the consolidated actions. The parties agreed that the Stipulation of Settlement will provide, among other things, (i) that Sandata Acquisition Corp. will increase its offer contained in the merger agreement to $2.21 per share of Sandata common stock and (ii) for a complete release and settlement of all claims against Sandata, the members of its Board, Sandata Acquisition Corp. and their respective predecessors, successors, assignees, parents, subsidiaries, counsel, accountants, attorneys, affiliates, agents and representatives, including without limitation, investment banks or bankers or commercial banks and any past, present, or future officers, directors, or employees of defendants and their predecessors, successors, assignees, parents, subsidiaries, counsel, accountants, attorneys, affiliates, agents and representatives, which have been, or could have been, asserted relating to Sandata Acquisition Corp.'s proposal. The Memorandum further provides that the parties to the consolidated actions will petition the Court for final certification of a non-opt out class defined as all holders of Company common stock as of August 5, 2002, through and including the closing date of the Merger Agreement. The settlement contemplated by the Memorandum is subject to the execution of a formal Stipulation and Settlement, the consummation of the merger transaction with Sandata Acquisition Corp. for $2.21 per share of Company common stock, final approval of the Court of the settlement, including certification of a class, and the dismissal of the consolidated actions by the Court. The Memorandum also provides that, subject to approval of the Court, none of the defendants will object to an application by plaintiff's counsel for attorneys' fees and expenses in an amount not to exceed $60,000. The Company is unable to predict the outcome of this matter and, accordingly, no adjustments have been made in the condensed consolidated financial statements in response to this matter.

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES

        ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Revenues were $4,015,581 and $8,537,503 for the three and six months ended November 30, 2002 as compared to $4,350,890 and $8,875,554 for the three and six months ended November 30, 2001, a decrease of $335,309 or 8% and $338,051 or 4% respectively. The decreases are primarily due to the decreases in service fee revenue and other income.

     Service fee revenue for the three and six months ended November 30, 2002 was $3,906,524 and $8,305,350 as compared to $4,137,580 and $8,529,906 for the three and six months ended November 30, 2001 a decrease of $231,056 or 6%, and $224,558 or 3% respectively. The decrease in service fee revenue is attributable to decreases in technology infrastructure and outsourcing of $204,100 and $595,243, information technology $294,598 and $102,663, offset by increases in telephone-based data collection of $280,628 and $474,336, for the three and six months ended November 30, 2002, respectively.

     Other income for the three and six months ended November 30, 2002 was $67,543 and $147,063 as compared to $168,467 and $267,209 for the three and six months ended November 30, 2001. The decrease is attributable to a decrease in income recognized on sales/leaseback transactions.

Expenses Related to Services

     Operating expenses were $2,185,718 and $4,882,348 for the three and six months ended November 30, 2002 as compared to $2,328,035 and $5,042,118 for the three and six months ended November 30, 2001, a decrease of $142,317 and $159,770, respectively. Decreased equipment rentals and decreased payroll costs, as discussed further below, are the primary reasons for the reduction in operating expenses.

     Selling, general and administrative expenses were $1,265,934 and $2,529,002 for the three and six months ended November 30, 2002, as compared to $1,329,139 and $2,979,309 for the three and six months ended November 30, 2001, a decrease of $63,205 and $450,307, respectively. The decrease is primarily due to a decrease in payroll, as discussed further below, partially offset by expenses related to the Company going private (see Note 9).

     On August 9, 2001 the Company announced that it had terminated the employment of Stephen Davies as President of the Company, and would be terminating approximately 30 other employees. Under the terms of Mr. Davies' Employment Agreement, he is entitled to a severance payment equal to six (6) months' base salary, or $100,000, and has 90 days from the date of termination to exercise the 66,673 options that were vested on that date. The elimination of approximately 30 positions from within the Company and its subsidiaries generated approximately $1.7 million in reduced expenses and capitalized software. In addition, the Company paid approximately $47,000 in severance payments for approximately 30 terminated employees.

     Depreciation and amortization expense were $510,378 and $1,009,880 for the three and six months ended November 30, 2002 as compared to $455,875 and $883,737 for the three and six months ended November 30, 2001 an increase of $54,503 and $126,143, respectively. The increase was primarily attributable to the write-off of developed software that occurred in the year ended May 31, 2001, which resulted in decreased amortization expense in last year's quarter, as well as additional fixed assets being amortized during the six months ended November 30, 2002.

     Interest expense was $32,096 and $77,851 for the three and six months ended November 30, 2002 as compared to $72,068 and $149,747 for the three and six months ended November 30, 2001. The decrease was a result of decreased borrowings on the Company's Credit Agreement, and the decrease in the rate due to market conditions.

Income Tax Expenses (Benefit)

     Income tax expense for the three and six months ended November 30, 2002 was $12,253 and $36,350, respectively, as compared to income tax expense (benefit) of $81,741 and ($88,438) for the three and six months ended November 30, 2001, respectively. The increase in income tax expense for the six months ended November 30, 2002 as compared to the six months ended November 30, 2001 is primarily due to the decrease in the deferred tax asset. The deferred tax asset primarily decreased due to the decrease in the net operating loss utilized in the deferred tax calculation. The Company had taxable income that utilized a portion of its net operating loss during the six months ended November 30, 2002.

Liquidity and Capital Resources

     The Company has a working capital deficit as of November 30, 2002 of $2,269,617, as compared to working capital of $1,890,988 at May 31, 2002. The primary factor is a result of net repayments of the Credit Agreement of $1,750,000 and the Credit Agreement becoming a short-term liability versus a long-term liability, of which $2,750,000 is due in June 2003.

     For the three and six months ended November 30, 2002, the Company spent approximately $405,000 and $671,000 in fixed asset additions, of which $228,000 and $457,000 respectively, was for software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

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

     As of December 1, 2001, the interest rate on the notes was changed to six percent (6%) per annum, and the shares and note of the spouse of the officer were both transferred to the officer. During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of notes in the amount of $37,962. As of November 30, 2002, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,505,646.

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

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. As of August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth and to maintain certain financial ratios were revised, on a going-forward basis, and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. On October 23, 2001 the Credit Agreement was amended with respect to one of the financial ratios, at the Company's request. At November 30, 2002 the Group failed to meet the working capital requirement of the Credit Agreement, and the Bank granted the Group a waiver. In the past, the Group has failed to meet certain of the financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. Management does not anticipate any problems in renewing the line of credit and/or negotiating alternative debt financing. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of November 30, 2002, the outstanding balance on the Credit Agreement with the Bank was $2,750,000.

     The Company believes the results of its continued operations, together with the available credit line, should be adequate to fund presently foreseeable working capital requirements.

                   SANDATA TECHNOLIGIES, INC. AND SUBSIDIARIES

                         ITEM 3-PROCEDURES AND CONTROLS


     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, primarily Bert Brodsky, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 1  - LEGAL PROCEEDINGS

     Reference is made to Notes 6 and 9 to the Condensed Consolidated Financial Statements comprising Part I, Item 1 of this Form 10-QSB.

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

                2. Current Report on Form 8-K filed November 4, 2002 reporting under Item 5 that the Company entered into an Agreement and Plan of Merger dated as of October 28, 2002 by and between the Company, Sandata Acquisition Corp., Bert E. Brodsky, Hugh Freund and Gary Stoller, subject to the terms and conditions specified in the Merger Agreement and press release comprising Exhibits to the Report.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SANDATA TECHNOLOGIES, INC.
                                                (Registrant)



Date: January 14, 2003                       By: /s/ Bert E. Brodsky
                                                     -----------------------
                                                     Bert E. Brodsky
                                                     Chairman of the Board,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer

                                                                   EXHIBIT 99.1

                                  CERTIFICATION

     I, Bert E. Brodsky, Chief Executive Officer and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Sandata Technologies, Inc. and its Subsidiaries;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Sandata Technologies, Inc. and its Subsidiaries as of, and for, the periods presented in this quarterly report.

     4. As both Chief Executive Officer and Chief Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. As both Chief Executive Officer and Chief Financial Officer I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. As both Chief Executive Officer and Chief Financial Officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: January 14, 2003                  /s/Bert E. Brodsky
                                            ----------------------------------
                                            Bert E. Brodsky, Chief Executive
                                            Officer and Chief Financial Officer

                                                                EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Sandata Technologies, Inc. (the "Company") on Form 10-Q for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bert E. Brodsky, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 January 14, 2003               /s/Bert E. Brodsky
                                   ------------------------------
                                   Bert E. Brodsky
                                   Chief Executive Officer
                                     and Chief Financial Officer