Form 10KSB/A
period 2002-05-31
SANDATA TECHNOLOGIES INC
filed 2003-01-28
CIK 755465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the fiscal year ended May 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to ___________


                         Commission file number 0-14401

                           SANDATA TECHNOLOGIES, INC.
              (Exact name of small business issuer in its charter)

                DELAWARE                        11-284179
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

Yes                        No
    ----------------           -------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2002 was 2,481,808.

     Transitional Small Business Disclosure Format  (check one):

Yes                 No     X
    ------------       ------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                           AMENDMENT TO ANNUAL REPORT
                                 ON FORM 10-KSB
                         FOR THE YEAR ENDED MAY 31, 2002



     The Annual Report on Form 10-KSB for Sandata Technologies, Inc. (the "Company") for the year ended May 31, 2002 is hereby amended and restated to the extent, and only to the extent, of the following amendments:

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

     Services that leverage the Company's core competencies are driven by the Company's Information Technology ("IT") support services. The Company's core competencies principally refers to its SHARP (Sandsport Home Attendant Reporting Program) product which provides computer services, including payroll and billing, to the home health care industry. The services currently offered by the Company include: facilities outsourcing for database and operating system support, technology consulting, custom software development and support, resale and implementation of software written and distributed by others, web site development and hosting, help desk services, and hardware maintenance and related administrative services.

     The Company's software is written in a variety of software languages including JAVA, C++, Oracle PL/SQL, CGI, Perl, VB, Foxpro, Access and COBOL.

     The Company was incorporated in the State of New York in June, 1978 and reincorporated in the State of Delaware in December 1986. On November 21, 2001, the Company changed its name from Sandata Inc. to its present name.

Business of Issuer

     Principal Products and Services

     Computerized Information Processing Services. The Company, through its wholly owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), provides computer services to the home health care industry, principally through its SHARP product.

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

     Although the Company developed SANTRAX on its own merits, on April 4, 1997, MCI Telecommunications Corporation ("MCI") filed a claim against the Company alleging that the Company infringed upon its patent. Subsequently, a settlement was reached with no admission of infringement by the Company. Effective June 1, 1998, the Company and MCI entered into a License Agreement (the "License Agreement") pursuant to which the Company was granted a license, under certain of MCI's patents (each individually a "Patent" and collectively the "Patents"), which enables it to use and sell its SANTRAX time and attendance verification product non-exclusively nationwide and exclusively in the home health care industries for the five New York boroughs. The License Agreement remains in effect until the last to expire of various patents held by MCI or until October 19, 2010, whichever is later. Pursuant to the License Agreement, the Company pays MCI certain royalties on a per call basis.

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

     For the fiscal years ended May 31, 2002 and 2001, approximately $737,000 or 4% and $2,071,000 or 12%, respectively, of the Company's total operating revenues were derived from services rendered for outsourcing services. The decrease in revenues from outsourcing for 2002 as compared to 2001 is primarily due to the reduction of programming and technical services that the Company provided for Health Card during fiscal 2002. Previously, Health Card did not have its own programming and technical services and therefore outsourced these services to the Company. However, as Health Card has grown, it has developed its own programming and technical services and therefore the demand for the Company's outsourcing services has decreased.

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

     On August 8, 2001, the Company eliminated certain positions and terminated approximately thirty (30) employees. Projected revenue reductions and recent operating losses combined to cause management to re-evaluate staffing needs. The eliminations and terminations from within the Company and its subsidiaries generated approximately $1,600,000 in reduced expenses. The Company also incurred approximately $47,000 in severance payments.

     The Company considers its employee relations to be satisfactory. The Company is not a party to any collective bargaining agreement.

ITEM 3 - LEGAL PROCEEDINGS

     In August of 1999, the Company's wholly-owned subsidiary, Sandsport Data Services, Inc. ("Sandsport") was named as a defendant in Greater Bright Light

Home Care Services, Inc. et al. v. Joseph Jeffries-El, El Equity Corporation, Sandsport Data Services, Inc. et al. (Supreme Court of the State of New York, Kings County). Greater Bright Light Home Care Services, Inc. ("GBL") is a not-for-profit corporation that was organized to render home care attendant services to individuals selected as eligible recipients by the City of New York acting through the Department of Social Services of the Human Resources Administration ("HRA"). Pursuant to its agreement with HRA, GBL was entitled to reimbursement checks from the New York State Department of Health Medicaid Management Information System for the services it provided ("MMIS Checks"). Before GBL could provide home care attendant services it was required to demonstrate to HRA that it obtained a $1.2 million line of credit. Joseph Jeffries El represented to GBL that he would provide it with the $1.2 million line of credit that HRA required in exchange for an annual fee of $120,000 payable in twelve equal monthly installments of $10,000. GBL and Joseph Jeffries El's company, El Equity Corporation ("El Equity"), thereafter entered into an Escrow Agreement pursuant to which El Equity was to receive a portion of the funds received from MMIS. The MMIS checks were to be deposited in a specified account at Marine Midland Bank. GBL alleged that El Equity misappropriated the MMIS funds. GBL further alleged that El Equity breached the Escrow Agreement because it failed to provide GBL with the $1.2 million line of credit.

     Sandsport had been retained by GBL to pick up its MMIS checks and deposit them in a designated account at Marine Midland Bank. El Equity alleged that Sandsport's agreement with GBL prohibited it from depositing the MMIS funds into any other account absent written instructions signed by both GBL and El Equity. El Equity alleged that Sandsport, pursuant to GBL's instructions, deposited certain MMIS checks into an account other than the designated account. El Equity therefore asserted cross-claims against Sandsport for breach of contract and conversion. Although Sandsport is named as a defendant, the complaint seeks no affirmative relief against Sandsport. Co-defendant Citibank has asserted indemnification claims against Sandsport and all of the other defendants. Sandsport disputes all liability and has denied any wrongdoing. The aggregate amount of the funds at issue is approximately $262,000.

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

     Analysis of Operations

     Fiscal Years ended May 31, 2002 compared with May 31, 2001

     Service fee revenues for fiscal 2002 were $17,173,922 as compared to $17,769,069 for the previous fiscal year, a decrease of $595,147 or 3%. The decrease is primarily attributable to a decrease in service fee revenues from

Health Card of approximately $1,300,000 due to a reduction of programming and technical services provided by the company. Previously, Health Card did not have its own programming and technical services and therefore outsourced these services to the company. However, as Health Card has grown, it has developed its own programming and technical services and therefore the demand for the Company's outsourcing services has decreased. In addition, the decrease is partially attributable to the sale of a customer list to a third party, as a result of which the Company is no longer able to recognize the revenues from such customers. The decrease in revenues is partially offset by increases in revenue from SandataNet Consulting of approximately $1,266,000 due to several consulting contracts with customers.

     Other income for the year ended May 31, 2002 was $514,999 as compared to $368,502 for the year ended May 31, 2001, an increase of $146,497 or 40%. The increase is attributable to $115,000 in payments received in connection with a litigation settlement and the sale of a customer list for $79,000 to a third party. This increase is partially offset by a decrease in revenue recognition on sales/leasebacks transactions as some of the leases have expired and no new sales/leasebacks were entered into during fiscal 2002.

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

     Interest expense for the year ended May 31, 2002 was $241,729 as compared to $189,240 for the year ended May 31, 2001, an increase of $52,489 or 28%. The increase was a result of higher overall average daily balances under the Company's revolving credit agreement. The higher overall daily balances were primarily due to increased borrowings to fund working capital requirements, specifically to fund the Company's increased accounts payable and accrued expenses.

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

      Liquidity and Capital Resources

     The Company's working capital decreased as of May 31, 2002 to $1,890,988 from $1,956,661 as of May 31, 2001. The primary factors that contributed to the decrease were increases in accounts payable, accrued expenses and notes receivable-officer, and decreases in receivables from affiliates and deferred income, offset by an increase in cash and cash equivalents.

     The Company has spent approximately $2,620,049 for fixed asset additions, including software capitalization costs in connection with revenue growth and new product development. The Company expects a reduction in the levels of capital expenditures in the future.

     On July 14, 1998 the Chairman, certain officers and directors (Bert E. Brodsky, Hugh Freund and Gary Stoller), and a former director, Carol Freund (who is also the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary), exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock. The exercise prices ranged from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $131,994 and $162,110 during the fiscal years ended May 31, 2002 and 2001. As of May 31, 2002 and 2001, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,669,640 and $1,722,547, respectively (see item 7 "Financial Statements" note 12d). On
July 14, 2001, the Company agreed to extend the due dates of the Promissory Notes for one hundred twenty days. On November 9, 2001, the due date of the Notes was extended to November 9, 2004, and the Company agreed to substitute full recourse unsecured Notes for the Notes it had previously accepted. Effective December 1, 2001, the interest rate was changed from 8-1/2% to 6% to reflect fair market value, and the shares and note of the spouse of the officer, Carol Freund, were both transferred to the officer.

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

     Until January of 2002, the Company was leasing equipment and providing services to Health Card pursuant to a verbal agreement, and was receiving its allocable share of administrative and support services that were shared by Health Card and the Company at a cost to Health Card of approximately $81,000/month. As of January, 2002, the Company ceased rendering services to

Health Card. Health Card continues to pay its allocable share of expenses for shared services, which amounts to approximately $45,000 per month.

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

Going Private Transaction

     The Company has received a proposal to engage in a going private transaction. The proposed transaction is anticipated to be in the form of a merger with an entity owned by an investor group to be led by Bert E. Brodsky, the Company's Chief Executive Officer, and to include Hugh Freund and Gary Stoller, as well as other investors (the "Acquiring Group"). Pursuant to the proposal, the Company's shareholders (other than Mr. Brodsky and the other shareholders that shall comprise part of the Acquiring Group) would receive $1.50 per share of Common Stock of the Company (the "Shares"), in cash. The proposal may be amended, modified or supplemented at any time.

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

                           SANDATA TECHNOLOGIES, INC.
     -------------------------------------------------------------------------
                                  (Registrant)

  By /s/Bert E.Brodsky
     -------------------------------------------------------------------------
                           Bert E. Brodsky, Chairman
                        (Principal Executive Officer and
                          Principal Financial Officer)

   Date: January 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/Bert E.Brodsky
   ---------------------------------------------------------------------------
                     Bert E. Brodsky, Chairman, Treasurer, Director

  Date: January 28, 2003


By /s/Hugh Freund
   --------------------------------------------------------------------------
                 Hugh Freund, Executive Vice President, Secretary, Director

  Date: January 28, 2003


By /s/Gary Stoller
   -------------------------------------------------------------------------
                     Gary Stoller, Executive Vice President, Director

  Date: January 28, 2003


By /s/Martin Bernard
  -------------------------------------------------------------------------
                    Martin Bernard, Director

  Date: January 28, 2003

By /s/Ronald L.Fish
   ------------------------------------------------------------------------
                     Ronald L. Fish, Director

  Date: January 28, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Amendment to the Annual Report of Sandata Technologies, Inc. (the "Company") on Form 10-KSB for the year ended May 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bert E. Brodsky, Chief Exectuive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /s/  Bert E. Brodsky

 Bert. E. Brodsky
 Chief Executive Officer and Chief Financial Officer
 January 28, 2003

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

               Dated: January 28, 2003
                                       --------------------------------------
                                       Bert E. Brodsky, Chief Executive
                                       Officer and Chief Financial Officer