Form 10QSB/A
period 2002-08-31
SANDATA TECHNOLOGIES INC
filed 2003-01-28
CIK 755465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the period ended August 31, 2002

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.

For the transition period from _______ to _______


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
Yes X     No
   ----      ----


                               APPLICABLE ONLY TO
                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes____       No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of October 8, 2002 was 2,481,808.

     Transitional Small Business Disclosure Format (check one):

Yes        No X
   ----      ----

                   SANDATA TECHNOLOGIES INC. AND SUBSIDIARIES

                          AMENDMENT TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 2002

     The Quarterly Report on Form 10-QSB for Sandata Technologies, Inc. and Subsidiaries (the "Company") for the quarter ended August 31, 2002 is hereby amended and restated to the extent, and only to the extent, of amending the following sections of the items.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. SHAREHOLDERS' EQUITY

         Stock Options

     On July 14, 1998, the Chairman, certain officers, directors, and a former director (Bert E. Brodsky, Hugh Freund and Gary Stoller) and the spouse of an officer, Carol Freund (who is an employee of Sandsport Data Services, Inc. ("Sandsport") the Company's wholly owned subsidiary), exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock. The exercise prices ranged from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8 1/2%) per annum, payable annually, and secured by the number of shares acquired ("Non-recourse Notes"). On July 14, 2001, the Company agreed to extend the due dates of the Non-recourse Notes for one hundred twenty days. On November 9, 2001, the due date of the notes was extended to November 9, 2004 and the Company agreed to substitute full recourse unsecured notes ("Recourse Notes") for the Non-recourse Notes it had previously accepted. The Recourse Notes will bear interest at the rate of eight and one-half percent (8 1/2%) per annum, payable annually, with the principal amount of each Recourse Note, plus any accrued and unpaid interest, due and payable on November 9, 2004.

     Effective December 1, 2001, the interest rate on the Recourse Notes was changed to six percent (6%) per annum, to reflect fair market value, and the shares and Recourse Note of the spouse of the officer, Carol Freund, were both transferred to the officer.

     During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of Non-recourse Notes in the amount of $37,962. As of August 31, 2002 , the outstanding balance on Recourse Notes, including principal and accrued but unpaid interest, was $1,512,679. During the period ended August 31, 2002, the Chairman repaid $100,000 of his Recourse Note.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     On July 14, 1998, the Chairman, certain officers, directors and a former director (Bert E. Brodsky, Hugh Freund and Gary Stoller) and the spouse of an officer, Carol Freund, who is also an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. On July 14, 2001, the Company agreed to extend the due dates of such notes for one hundred twenty days until November 11, 2001. On November 9, 2001, the Company agreed to substitute full recourse unsecured Notes for the Notes it had previously accepted in connection with these option and warrant exercises. Such notes will bear interest at the rate of eight and one-half percent (8 1/2%) per annum, payable annually, with the principal amount of each such Note, plus any accrued and unpaid interest, due and payable on November 9, 2004.

     As of December 1, 2001, the interest rate on the notes was changed to six percent (6%) per annum, to reflect fair market value, and the shares and note of the spouse of the officer, Carol Freund, were both transferred to the officer. During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of notes in the amount of $37,962. As of August 31, 2002, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,512,679.

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



                                        SANDATA TECHNOLOGIES, INC.
                                        (Registrant)



Date: January 28, 2003                  By: /s/ Bert E. Brodsky
                                           -------------------------------------
                                        Bert E. Brodsky
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        Chief Financial Officer

                                  CERTIFICATION

I, Bert E. Brodsky, Chief Executive Officer and Chief Financial Officer, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB of Sandata Technologies, Inc. and its Subsidiaries;

     2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Sandata Technologies, Inc. and its Subsidiaries as of, and for, the periods presented in this amended quarterly report.

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this amended quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. As both Chief Executive Officer and Chief Financial Officer I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. As both Chief Executive Officer and Chief Financial Officer, I have indicated in this amended quarterly report whether or not there were significant changes in internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 28, 2003                      /s/Bert E. Brodsky
                                            -----------------------------------
                                            Bert E. Brodsky, Chief Executive
                                            Officer and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Sandata Technologies, Inc. (the "Company") on Form 10-Q for the period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bert E. Brodsky, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Bert E. Brodsky
----------------------------------------------
Bert E. Brodsky
Chief  Executive  Officer and Chief Financial
Officer January 28, 2003