Form 10QSB/A
period 2002-11-30
SANDATA TECHNOLOGIES INC
filed 2003-01-28
CIK 755465

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

Yes____     No    X
            -------

                          AMENDMENT TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                     FOR THE QUARTER ENDED NOVEMBER 30, 2002

     The Quarterly Report on Form 10-QSB for Sandata Technologies, Inc. and Subsidiaries (the "Company") for the quarter ended November 30, 2002 is hereby amended and restated to the extent, and only to the extent of amending the following sections of the items.

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

     Effective December 1, 2001, the interest rate on the Recourse Notes was changed to six percent (6%) per annum to reflect fair market value, and the shares and Recourse Note of the spouse of an officer, Carol Freund, were both transferred to the officer.

     During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of Non-recourse Notes in the amount of $37,962. As of November 30, 2002 , the outstanding balance on Recourse Notes, including principal and accrued but unpaid interest, was $1,505,646. On August 22, 2002, the Chairman repaid $100,000 of his Recourse Note.

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

     On July 14, 1998, the Chairman, certain officers, directors (Bert E. Brodsky, Hugh Freund and Gary Stoller) and a former director and the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary, Carol Freund, exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock at exercise prices ranging from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. On July 14, 2001, the Company agreed to extend the due dates of such notes for one hundred twenty days until November 11, 2001. On November 9, 2001, the Company agreed to substitute full recourse unsecured Notes for the Notes it had previously accepted in connection with these option and warrant exercises. Such notes will bear interest at the rate of eight and one-half percent (8 1/2%) per annum, payable annually, with the principal amount of each such Note, plus any accrued and unpaid interest, due and payable on November 9, 2004.

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



                                             SANDATA TECHNOLOGIES, INC.
                                                  (Registrant)



Date: January 28, 2003                       By: /s/ Bert E. Brodsky
                                                 -------------------------------
                                                     Bert E. Brodsky
                                                     Chairman of the Board,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer

                                  CERTIFICATION

     I, Bert E. Brodsky, Chief Executive Officer and Chief Financial Officer, certify that:

          1. I have reviewed this amended quarterly report on Form 10-QSB of Sandata Technologies, Inc. and its Subsidiaries;

          2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Sandata Technologies, Inc. and its Subsidiaries as of, and for, the periods presented in this quarterly report.

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


       /s/Bert E. Brodsky
          Bert E. Brodsky
          Chief Executive Officer and Chief Financial Officer
          January 28, 2003