Form 10KSB/A
period 2002-05-31
SANDATA TECHNOLOGIES INC
filed 2003-03-25
CIK 755465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

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
 Yes X     No
    -----    ------

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

Yes                        No
    ----------------           -------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 20, 2003 was 2,481,806.

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


     On July 14, 1998 the Chairman, certain officers and directors (Bert E. Brodsky, Hugh Freund and Gary Stoller), and a former director, Carol Freund (who is also the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary), exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock. The exercise prices ranged from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $131,994 and $162,110 during the fiscal years ended May 31, 2002 and 2001. As of May 31, 2002 and 2001, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,669,640 and $1,722,547, respectively (see item 7 "Financial Statements" note 12d). On
July 14, 2001, the Company agreed to extend the due dates of the Promissory Notes for one hundred twenty days. On November 9, 2001, the due date of the Notes was extended to November 9, 2004, and the Company agreed to substitute full recourse unsecured Notes for the Notes it had previously accepted. Effective December 1, 2001, the interest rate was changed from 8-1/2% to 6% to reflect fair market value, and the shares and note of the spouse of the officer, Carol Freund, were both transferred to the officer. Had the Company not extended the due dates of the Promissory Notes, working capital would have been augmented by $1.6 million in July 2001. Also the interest rate reduction in the notes will decrease accrued interest by approximately $30,000 per annum based on the current balance of such notes at May 31, 2001.


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


     The allowance for doubtful accounts for the year ended May 31, 2002 was $203,000, as compared to $347,000 for the year ended May 31, 2001, a decrease of $144,000 or 70%. During fiscal year 2002 the Company's aging of accounts receivable improved significantly. As a result, the allowance for doubtful accounts was decreased to reflect the improvement of the aged outstanding receivables.


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

ITEM 7       FINANCIAL STATEMENTS

             (BEGINS ON PAGE F-1 BELOW)

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

/s/ Marcum & Kliegman LLP

Woodbury, New York
July 26, 2002, except for Notes 12c and 12d, which are dated August 21, 2002 and August 22, 2002, respectively

                    SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                                             May 31,
                                                                                    2002                2001
                                                                                    ----                ----
CURRENT ASSETS
  Cash and cash equivalents                                                      $  1,630,617       $    475,578
  Accounts receivable, net of allowance for doubtful accounts
   of $202,746 and $346,903 at 2002 and 2001, respectively                          2,182,963          2,160,675
  Receivables from affiliates                                                         280,297            802,787
  Notes receivable - officer                                                          100,000                 --
  Inventories                                                                          45,342             35,993
  Prepaid expenses and other current assets                                           345,349            416,056
  Deferred income taxes                                                               207,595            274,470
                                                                                 ------------       ------------

         Total Current Assets                                                       4,792,163          4,165,559

FIXED ASSETS, NET                                                                   6,820,596          6,036,203
-----------------

DEFERRED INCOME TAXES                                                                 171,579            335,773
---------------------

OTHER ASSETS
  Notes receivable                                                                     25,190             29,669
  Cash surrender value of officer's life insurance, security
   deposits and other assets                                                        1,105,502            866,774
                                                                                -------------      -------------

         Total Assets                                                             $12,915,030        $11,433,978
                                                                                  ===========        ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES
  Accounts payable and accrued expenses                                           $  2,781,550       $  1,881,269
  Deferred/unearned revenue - maintenance contracts                                     16,367             31,069
  Deferred income - sale/leasebacks                                                    103,258            296,560
                                                                                 -------------      -------------


         Total Current Liabilities                                                   2,901,175          2,208,898

LONG-TERM DEBT                                                                       4,500,000          3,850,000
--------------

DEFERRED INCOME                                                                         21,142            124,401
---------------                                                                 --------------      -------------

         Total Liabilities                                                           7,422,317          6,183,299
                                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value, 6,000,000 shares
   authorized; 2,481,808 and 2,506,475 shares issued and
   outstanding in 2002 and 2001, respectively                                            2,482              2,506
  Additional paid in capital                                                         5,765,766          5,803,704
  Retained earnings                                                                  1,193,755          1,051,721
  Notes receivable - officers                                                       (1,469,290)        (1,607,252)
                                                                                   -----------        -----------

         Total Shareholders' Equity                                                  5,492,713          5,250,679
                                                                                  ------------       ------------

         Total Liabilities and Shareholders'
           Equity                                                                  $12,915,030        $11,433,978
                                                                                   ===========        ===========

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               Years ended May 31,

                                                                                       2002                2001
                                                                                       ----                ----

REVENUES
  Service fees                                                                     $17,173,922        $17,769,069
  Other income                                                                         514,999            368,502
  Interest income                                                                      163,789            185,311
                                                                                 -------------      -------------

       TOTAL REVENUES                                                               17,852,710         18,322,882
                                                                                   -----------        -----------

COSTS AND EXPENSES
  Operating                                                                          9,877,651         10,372,524
  Selling, general and administrative                                                5,502,264          5,004,255
  Depreciation and amortization                                                      1,839,965          2,748,411
  Interest expense                                                                     241,729            189,240
  Impairment of developed software                                                          --          3,298,872
  Impairment of goodwill                                                                                  201,128
                                                                                  ------------       ------------
                                                                                            --

         TOTAL COSTS AND EXPENSES                                                   17,461,609         21,814,430
                                                                                   -----------        -----------

         Earnings (loss) before income taxes                                           391,101         (3,491,548)

Income tax expense (benefit)                                                           249,067         (1,293,401)
----------------------------                                                      ------------        -----------

         NET EARNINGS (LOSS)                                                      $    142,034       $ (2,198,147)
                                                                                  ============       ============

PER SHARE INFORMATION

         BASIC AND DILUTED EARNINGS (LOSS) PER
          SHARE                                                                  $         .06    $          (.88)
                                                                                 =============    ===============

       WEIGHTED-AVERAGE NUMBER OF
        SHARES OUTSTANDING                                                           2,494,175          2,506,475
                                                                                     =========          =========



                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Years ended May 31, 2002 and 2001


                                                                Additional                            Notes               Total
                                                                 Paid-In          Retained           Receivable        Shareholders'
                                        Common Stock             Capital          Earnings           Officers             Equity
                                        ------------             -------          --------           --------             ------
                                   Shares            Amount
                                   ------            ------
Balance at
June 1, 2000                       2,506,475        $2,506      $5,803,704      $ 3,249,868         $(1,607,252)        $ 7,448,826

Net Loss                                  --            --              --       (2,198,147)                 --          (2,198,147)
                                 -----------   -----------      ----------      -----------        -------------       -------------

Balance at
 May 31, 2001                      2,506,475         2,506       5,803,704        1,051,721          (1,607,252)          5,250,679

Reclassification of notes
receivable officer (re-paid
subsequent to year-end-Note 12d)
                                          --            --              --               --             100,000             100,000

Effect of Stock
 Surrender                           (24,667)          (24)        (37,938)              --              37,962                  --

Net Earnings                              --            --              --          142,034                  --             142,034
                                   ---------        -------       --------      -----------          ----------         -----------
Balance at
May 31, 2002                       2,481,808        $2,482      $5,765,766      $ 1,193,755         $(1,469,290)        $ 5,492,713
                                   =========        ======      ==========      ===========         ===========         ===========



                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended May 31,


                                                                                        2002                2001
                                                                                        ----                ----
Cash flows from operating activities
 Net earnings (loss)                                                                 $   142,034         $(2,198,147)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                                      1,839,965           2,748,411
    (Gain) loss on disposal of fixed assets                                               (4,309)             75,111
    Change in allowance for doubtful accounts                                           (144,157)           (100,879)
    Recognition of deferred income                                                      (296,561)           (343,820)
    Recognition of deferred revenue                                                      (36,121)           (116,702)
    Impairment of developed software                                                          --           3,298,872
    Impairment of goodwill                                                                    --             201,128
    Deferred tax provision                                                               231,069          (1,312,401)
  (Increase) decrease in operating assets
     Accounts receivable                                                                 121,869             249,105
     Receivables from affiliates                                                         522,490            (397,055)
     Inventories                                                                          (9,352)            (18,828)
     Prepaid expenses and other current assets                                            70,708              (2,937)
     Other assets                                                                       (234,247)            (24,827)
  (Decrease) Increase in operating liabilities
     Accounts payable and accrued expenses                                               900,282            (698,874)
     Deferred/unearned revenue - maintenance contracts                                    21,418             108,923
     Deferred income - sales/leasbacks                                                        --             126,850
                                                                                     -----------       -------------


         Net cash provided by operating activities                                     3,125,088           1,593,930
                                                                                     -----------         -----------

Cash flows from investing activities:
  Purchases of fixed assets                                                           (2,620,049)         (3,795,285)
  Proceeds from sale/leaseback transactions                                                   --             548,343
  Acquisition of intangible asset                                                             --            (201,128)
                                                                                     -----------        ------------

         Net cash used in investing activities                                        (2,620,049)         (3,448,070)
                                                                                     -----------         -----------

Cash flows from financing activities
  Principal payments on note payable                                                    (500,000)           (500,000)
  Proceeds from note payable                                                             500,000                  --
  Proceeds from line of credit                                                         3,800,000           2,200,000
  Principal payments on line of credit                                                (3,150,000)           (600,000)
                                                                                     -----------         -----------

         Net cash provided by financing
           activities                                                                    650,000           1,100,000
                                                                                    ------------         -----------

         INCREASE (Decrease) in cash and cash                                          1,155,039            (754,140)
          equivalents

Cash and cash equivalents - beginning                                                    475,578           1,229,718
-------------------------                                                           ------------          ----------

Cash and cash equivalents - ending                                                   $ 1,630,617          $  475,578
-------------------------                                                            ===========          ==========


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

       Revenue Recognition

       Computerized Information Processing Services

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

       Telephone-Based Data Collection Services

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

       Technology Infrastructure and Outsourcing Services

     Revenues from technology infrastructure and outsourcing services such as data processing, technology infrastructure consulting, web site development, running e-commerce applications and reselling telephone services are recognized based on per hour or call rates in the period the service is provided.


       Information Technology Services

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

       Long-Term Contracting

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

       Deferred income - sale/leasebacks


     The Company recognizes the unrealized gain from sale/leaseback transactions over the term of the underlying lease. The long-term portion represents sale/leaseback gain that will not be recognized within one year of the balance sheet date.


       Deferred/unearned revenue - maintenance contracts


     The Company collects maintenance fees for various internally developed software applications which have not been earned as of the balance sheet date.


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


     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually. SFAS No. 142 becomes effective for the Company commencing June 1, 2002. The Company does not expect the implementation of SFAS No. 142 to have a material impact on its financial statements, since the Company does not have any goodwill or intangibles subject to SFAS No. 142 at the date of implementation.


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

NOTE 4 - Income Taxes


       The income tax expense (benefit) is comprised of the following:

                                                                                        Year Ended May 31,
                                                                                       2002             2001
                                                                                       ----             ----
       Current
         Federal                                                                  $          --   $            --
         State                                                                           17,998            19,000
                                                                                       --------     -------------

             Total current                                                               17,998            19,000
                                                                                       --------     -------------

       Deferred
                                                                                        192,761        (1,089,293)
         Federal
         State                                                                           38,308          (223,108)
                                                                                      ---------      ------------

             Total deferred                                                             231,069        (1,312,401)
                                                                                       --------       -----------

             Income tax expense (benefit)                                              $249,067       $(1,293,401)
                                                                                       ========       ===========


       The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                                         Year Ended May 31,
                                                                                       2002                2001
                                                                                       ----                ----
       Statutory U.S. federal tax rate                                                 34.0%             (34.0%)
       State taxes                                                                      4.6               (5.8)
       Permanent Differences                                                           12.2                1.2
       Other                                                                           12.9                1.6
                                                                                       ----             ------

                                                                                       63.7%             (37.0%)
                                                                                       =====             ======

       The components of deferred tax assets and liabilities consists of the following:

                                                                                             May 31,
                                                                                    2002                2001
                                                                                    ----                ----
       Deferred Tax Assets-Current portion
         Allowance for Doubtful Accounts                                          $   81,686           $142,230
         Deferred Income                                                              61,367             43,340
         Accrued Expenses                                                             56,117             79,706
         Other                                                                         8,425              9,194
                                                                                  ----------         ----------

             Deferred Tax Assets, current                                           $207,595           $274,470
                                                                                    ========           ========

                                                                                             May 31,
                                                                                    2002                2001
                                                                                    ----                ----
       Deferred Tax Assets-Long term portion
         Net Operating Loss Carryforwards                                          $ 1,642,275        $ 1,255,038
         Deferred Income                                                                    --            129,255
         Goodwill                                                                           --             82,872
         Other                                                                             604                615
                                                                               ---------------    ---------------

             Deferred Tax Assets, Long-term                                          1,642,879          1,467,780
                                                                                   -----------        -----------

       Deferred Tax Liabilities-Long-term portion
         Depreciation and amortization                                              (1,460,054)        (1,132,007)
         Deferred income                                                               (11,246)                 --
                                                                                 -------------   -----------------

             Deferred Tax Liabilities, Long-term                                    (1,471,300)        (1,132,007)
                                                                                   -----------        -----------

             Deferred Tax Assets - Long-term, Net                                      171,579            335,773
                                                                                  ------------        -----------

             Total Deferred Tax Asset, Net                                        $    379,174        $   610,243
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

          The foregoing transactions and agreements were the last in a series of transactions involving the Company, the Affiliate, NCIDA, the Bondholder and the U.S. Small Business Administration ("SBA"). Chief among these was the borrowing by the Affiliate in June of 1994 of $3,350,000 in the form of Industrial Development Revenue Bonds (the "Bonds") to finance the acquisition of the Facility. Simultaneously with the issuance of the Bonds:
     (1) NCIDA  obtained  title to the Facility and leased it to the  Affiliate,
     (2) the Affiliate subleased the Facility to the Company, (3) the Bondholder bought the Bonds, (4) the Bondholder received a security interest in the Facility to secure the payment of the Bonds. The Affiliate's obligations under the Lease were guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Affiliate's obligations respecting repayment of the Bonds were also guaranteed by Mr. Brodsky, the Company, Sandsport and others.

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

         Summary information with respect to the stock option plans follows:


                                                                  Range of        Outstanding       Outstanding
                                                                  exercise          options            options
                                                                 prices ($)         granted          exercisable
                                                                 ----------         --------         -----------

       Balance, June 1, 2000                                   1.31 - 3.00           1,523,902           849,871
       Granted                                                      3.00               279,808           269,653
       Cancelled                                                                       (76,118)          (11,146)
                                                                                  ------------      ------------
       Balance, May 31, 2001                                   1.31 - 3.00           1,727,592         1,108,378
       Granted                                                 1.00 - 3.00              40,085           150,895
       Cancelled                                                                      (373,258)         (101,713)
                                                                                   -----------       -----------

       Balance, May 31, 2002                                   1.31 - 3.00           1,394,419         1,157,560
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

     During the fiscal year ended May 31, 2002 non-qualified options to purchase up to 10,000 shares of Common Stock, at an exercise price of $1.00 per share, were issued to each of two Directors.


     On July 14, 1998, the Chairman, certain officers and directors, and a former director (who is also the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary), exercised their respective options and warrants to purchase an aggregate of 921,334 shares of Common Stock. The exercise prices ranged from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes due in July 2001, with interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has received interest payments on such notes in the amount of $131,994 and $162,110 during the fiscal years ended May 31, 2002 and 2001. As of May 31, 2002 and 2001, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,669,640 and $1,722,547, respectively (see Note 12d). On July 14, 2001, the Company agreed to extend the due dates of the promissory notes for one hundred twenty days. On November 9, 2001, the due date of the notes was extended to November 9, 2004, and the Company agreed to substitute full recourse unsecured notes for the notes it had previously accepted. Effective December 1, 2001, the interest rate was changed from 8-1/2% to 6%. During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of notes in the amount of $37,962. Certain of the above options and warrants were accounted for utilizing variable accounting, with no material impact on the Company's financial statements for either of the years ended May 31, 2002, 2001 or 2000. In accordance with EITF 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25", upon substitution of the full recourse notes for the non recourse notes, the terms of the options and warrants became fixed and variable accounting was no longer required.


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

        ASSUMPTIONS
                                                                                         Year Ended May 31,
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

                                             SANDATA TECHNOLOGIES, INC.
                                                 (Registrant)

                                        By  /s/ Bert E. Brodsky
                                            Bert E. Brodsky, Chairman
                                          (Principal Executive Officer and
                                            Principal Financial Officer)

Date: March 24, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Bert E. Brodsky
         Bert E. Brodsky, Chairman, Treasurer, Director

Date: March 24, 2003

By   /s/ Hugh Freund
         Hugh Freund, Executive Vice President, Secretary, Director

Date: March 24, 2003


By   /s/ Gary Stoller
         Gary Stoller, Executive Vice President, Director

Date: March 24, 2003


By    /s/ Martin Bernard
          Martin Bernard, Director

Date: March 24, 2003

By   /s/ Ronald L. Fish
         Ronald L. Fish, Director

Date: March 24, 2003

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

       /s/  Bert E. Brodsky

       Bert. E. Brodsky
       Chief Executive Officer and Chief Financial Officer
       March 24, 2003

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

Dated: March 24, 2003                      /s/Bert E. Brodsky
                                         ---------------------------------------
                                          Bert E. Brodsky, Chief Executive
                                           Officer and Chief Financial Officer