Form 10QSB/A
period 2002-08-31
SANDATA TECHNOLOGIES INC
filed 2003-03-25
CIK 755465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

Yes____       No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 20, 2003 was 2,481,806.

         Transitional Small Business Disclosure Format (check one):

Yes       No   X
   -----     -------

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


     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually. On June 1, 2002, the Company implemented SFAS No.142. The implementation of SFAS No. 142 did not have a material impact on its financial statements, since the Company did not have any goodwill or intangibles subject to SFAS No. 142 at the date of implementation.


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



                                               SANDATA TECHNOLOGIES, INC.
                                                 (Registrant)



Date: March 24, 2003                          By:/s/Bert E. Brodsky
                                                  -------------------------
                                                     Bert E. Brodsky
                                                     Chairman of the Board,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer

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


Date: March 24, 2003                              /s/Bert E. Brodsky
                                                   -----------------------------
                                                   Bert E. Brodsky,
                                                    Chief Executive Officer
                                                     and Chief Financial Officer

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


/s/Bert E. Brodsky
   Bert E. Brodsky
   Chief Executive Officer
    and Chief Financial Officer
  March 24, 2003