Form 10QSB/A
period 2002-11-30
SANDATA TECHNOLOGIES INC
filed 2003-03-25
CIK 755465

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

Yes____       No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 20, 2003 was 2,481,806.

         Transitional Small Business Disclosure Format (check one):

Yes        No    X
  -------     -------

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



                                                   SANDATA TECHNOLOGIES, INC.
                                                     (Registrant)



Date: March 24, 2003                           By: /s/Bert E. Brodsky
                                                   ----------------------------
                                                       Bert E. Brodsky
                                                       Chairman of the Board,
                                                       Chief Executive Officer,
                                                       Chief Financial Officer

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


Date: March 24, 2003                       /s/ Bert E. Brodsky
                                           -----------------------------------
                                            Bert E. Brodsky, Chief Executive
                                            Officer and Chief Financial Officer

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