Form 10QSB
period 2003-02-28
SANDATA TECHNOLOGIES INC
filed 2003-04-14
CIK 755465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the period ended February 28, 2003

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

Yes____       No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of April 10, 2003 was 2,481,808.

         Transitional Small Business Disclosure Format (check one):

Yes____     No__X____

                   SANDATA TECHNOLOGIES INC. AND SUBSIDIARIES
                                      INDEX

                                                                          Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of
         February 28, 2003 (Unaudited) and May 31, 2002  (Audited)............3

         Unaudited Condensed Consolidated Statements of Operations
         for the three and nine months ended February 28, 2003 and
         February 28, 2002....................................................4

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the nine months ended February 28, 2003 and February 28, 2002........5

         Notes to Condensed Consolidated Financial Statements (Unaudited).....6


Item 2.  Management's Discussion and Analysis
         or Plan of Operation ...............................................16

Item 3.  Procedures and Controls.............................................20

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................21

Item 2.  Changes in Securities and Use of Proceeds...........................21

Item 3.  Defaults Upon Senior Securities.....................................21

Item 4.  Submission of Matters to a Vote of Security Holders.................21

Item 5.  Other Information...................................................21

Item 6.  Exhibits and Reports on Form 8-K....................................21

              Signature......................................................22

              Certifications.................................................23

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              February 28, 2003     May 31, 2002
                   ASSETS                        (unaudited)         (audited)
CURRENT ASSETS:
  Cash and cash equivalents..............      $ 2,638,226         $  1,630,617
  Accounts receivable, net of allowance for
  doubtful accounts of $250,704 and
  $202,746 at 2003 and 2002, respectively....... 1,965,011            2,182,963
  Receivables from affiliates......................245,350              280,297
  Notes receivable - officer....................       ---              100,000
  Inventories.......................................59,064               45,342
  Prepaid expenses and other current assets........301,808              345,349
  Deferred income taxes............................627,000              207,595
                                               --------------     -------------
         Total Current Assets....................5,836,459            4,792,163

FIXED ASSETS, NET................................6,319,986            6,820,596

DEFERRED INCOME TAXES............................      --               171,579

OTHER ASSETS
  Notes receivable..................................21,371               25,190
  Cash surrender value of officer's life
  insurance,security deposits and other assets...1,126,980            1,105,502
                                                ------------     --------------

         Total Assets.......................  $ 13,304,796         $ 12,915,030
                                              ==============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses........$ 4,307,900         $  2,781,550
  Deferred/unearned revenue - maintenance...........18,676               16,367
  Deferred income - sales-leaseback................ 31,713              103,258
  Short-term debt............................... 3,000,000               --
                                              ---------------       -----------

         Total Current Liabilities...........    7,358,289            2,901,175

LONG-TERM DEBT.................................        --             4,500,000

DEFERRED INCOME TAXES..........................    339,000               --


DEFERRED INCOME...............................          --               21,142
                                                 -----------       ------------
         Total Liabilities.....................  7,697,289            7,422,317
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value, 6,000,000
   shares authorized; 2,481,808 shares
   issued and outstanding........................... 2,482                2,482
  Additional paid in capital.................... 5,765,766            5,765,766
  Retained earnings..............................1,308,549            1,193,755
  Notes receivable - officers.................. (1,469,290)          (1,469,290)
                                                -------------      -------------

         Total Shareholders' Equity..............5,607,507            5,492,713
                                                -------------     --------------

         Total Liabilities and Shareholders'
          Equity.........                     $ 13,304,796         $ 12,915,030
                                              ============         ============


            See notes to condensed consolidated financial statements

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Three Months Ended     Nine months Ended
                                     February 28,           February 28,

                                  2003        2002         2003        2002
                                  ----        ----         ----        ----

REVENUES
  Service fees................$3,929,042  $4,275,727  $12,234,392   $12,805,633
  Other income...............     75,376      80,444      222,439       347,653
  Interest income.............    39,799      49,797      124,889       128,236
                                --------    --------  -----------   -----------
                               4,044,217   4,405,968   12,581,720    13,281,522
                               ---------   ---------   ----------    ----------

COSTS AND EXPENSES
  Operating....................2,098,358   2,346,442     6,980,706    7,388,560
  Selling, general and
   administrative..............1,213,664   1,118,258     3,742,666    4,097,567
  Depreciation and
   amortization................  524,837     460,721     1,534,717    1,344,458
  Interest expense............    26,486      36,119       104,337      185,866
                               ---------   ---------     ---------    ---------
  TOTAL COSTS AND EXPENSES.... 3,863,345   3,961,540    12,362,426   13,016,451
                               ---------   ---------    ----------   ----------

Earnings before income
 taxes........................  180,872      444,428       219,294      265,071

     Income tax expense.....     68,150      232,286       104,500      143,848
                              ---------     --------    -----------    --------

  NET INCOME..............  $   112,722    $ 212,142     $ 114,794   $  121,223
                             ===========   =========     =========   ==========

EARNINGS PER SHARE OF
COMMON STOCK:
  Basic income per share.....$    0.05     $    0.09     $   0.05     $    0.05
                              =========      =======        ========    =======
  Dilutive income per share..$    0.04     $    0.09     $   0.04     $    0.05
                              ========       =======        ========  =========

  Basic weighted average
   common shares
   outstanding.............. 2,481,808      2,481,808    2,481,808    2,498,343
                             =========     ============  ==========   =========
  Dilutive weighted average
   common shares and common
   stock equivalents
   outstanding...............2,771,612      2,481,808    2,644,528    2,498,343
                            ==========     ===========   ==========   =========







            See notes to condensed consolidated financial statements

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED FEBRUARY 28,

                                                 2003                2002
                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income............................   $  114,794           $  121,223
   Adjustments to reconcile net income to
         net cash provided by operating
         activities:
         Depreciation and amortization.....  1,534,717            1,344,458
         Gain on disposal of fixed assets...       --                (4,309)
         Provision for doubtful accounts.....   47,958               63,097
         Recognition of deferred
          income - sales - leaseback.......... (92,688)             146,082
         Recognition of deferred
          revenue - maintenance.............   (54,025)             (10,789)
         Deferred income taxes................  91,174              131,853
    (Increase) decrease in operating assets
          Accounts receivable................. 169,994             (224,945)
          Receivables from affiliates.......... 34,947              490,099
          Inventories......................... (13,722)               3,281
          Prepaid expenses and other current
           assets..........................     43,541              116,422
          Other assets.....................    (17,659)            (183,144)
          Change in costs in excess of
           billing & estimated earnings on
           uncompleted contract.............        --             (337,000)
    Increase (decrease) in operating liabilities
          Accounts payable and accrued
          expenses...........................1,526,351             (175,618)
          Deferred/unearned revenue -
           maintenance........................  56,334                  --
                                               --------           ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES... 3,441,716            1,480,710
                                             ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets.............  (1,034,107)          (2,177,392)
                                            -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES.....  (1,034,107)          (2,177,392)
                                            -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on note payable..           --             (500,000)
     Proceeds from note payable...........          --              500,000
     Proceeds  from note receivable officer.   100,000                  --
     Proceeds from line of credit............1,650,000            2,900,000
     Principal payments on line of credit...(3,150,000)          (2,250,000)

NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES..............................    (1,400,000)             650,000
                                            -----------           ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.......................     1,007,609              (46,682)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD..............................     1,630,617              475,578
                                              ---------              -------

CASH AND CASH EQUIVALENTS, END OF
 THE PERIOD...........................    $  2,638,226         $    428,896
                                          =============        ==============

            See notes to condensed consolidated financial statements

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Condensed Consolidated Balance Sheet as of February 28, 2003, the Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2003 and 2002, and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended February 28, 2003 and 2002 have been prepared by Sandata Technologies, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position as of February 28, 2003 and the results of operations for all periods presented have been made.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB, as amended for the year ended May 31, 2002. Results of operations for the period ended February 28, 2003 are not necessarily indicative of the operating results expected for the full year.

Selected Accounting Policies and New Pronouncements

Cash and Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in financial institutions for the payment of payroll liabilities for certain customers. Such amounts are reduced when the Company pays such liabilities. Such reductions generally occur over five to ten business days. At February 28, 2003, the Company had amounts on deposit for these liabilities of approximately $2,000,000. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of February 28, 2003.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company in fiscal 2003. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of June 1, 2002, which had no material effect on the Company's financial statements.

                  SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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


2. RELATED PARTY TRANSACTIONS

     a. Pursuant to an agreement (the "Agreement") involving the Company, Nassau County Industrial Development Agency ("NCIDA"), BFS Realty, LLC (the "Affiliate" or "BFS") HSBC Bank USA (successor to Marine Midland Bank) (the "Bank") and the U.S. Small Business Administration ("SBA"), the Affiliate borrowed $3,350,000 in Industrial Development Revenue Bonds (the "Bonds") to finance the acquisition of the Company's facility (the "Facility").

     Under the terms of the Agreement, the Company is jointly and separately liable to the NCIDA for all obligations owed by the Affiliate to the NCIDA under the lease agreement between NCIDA, as landlord, and the Affiliate, as Tenant (the "Lease"); however, the Affiliate has indemnified the Company with respect to certain obligations relative to the Lease and the Agreement. The Company subleases space from the Affiliate (see below). The Affiliate's obligations under the Lease were guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Affiliate's obligations respecting repayment of the Bonds were also guaranteed by Mr. Brodsky, the Company, Sandsport and others. The Bonds

                  SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

currently bear interest at the rate of 9%, and the outstanding balance due on the Bonds as of February 28, 2003 was $1,314,445. The term of the Bonds extend through March 2005. Management believes that the value of the premises that are pledged as collateral for the guaranteed obligation are in excess of the future amount of the payments that may be required pursuant to the terms of the guarantee.

     The Company has also entered into a $750,000 loan agreement with the Long Island Development Corporation ("LIDC"), under a guarantee by the SBA (the "SBA Loan"). The SBA Loan was assigned to the Affiliate in November 1996; however, repayment of the SBA Loan is guaranteed by the Company and various subsidiaries of the Company. The SBA Loan is payable in 240 monthly installments of $6,255, which includes principal and interest at a rate of 7.015%. The balance of the SBA Loan as of February 28, 2003 was $577,687.

     b. The Company derived revenue from National Medical Health Card Systems, Inc. ("Health Card") a company affiliated with the Company's Chairman, principally for database and operating system support, hardware leasing, maintenance and related administrative services. No revenues were generated from Health Card for the three and nine months ended February 28, 2003. In addition the Company resells its telephone services to Health Card. The billings for such telephone services amounted to approximately $10,000 and $124,000 for the nine months ended February 28, 2003 and 2002, respectively and are recorded as a reduction of operating expense. The Company was owed approximately $1,000 from Health Card at February 28, 2003. Subsequent to February 28, 2003, the Company received approximately $1,000 from Health Card.

     c. The Company makes lease and rent payments to affiliates of the Company's Chairman. The payments for leased equipment were made to P.W. Capital Corp. and P.W. Medical Management, Inc., and were approximately $54,000 and $163,000 for the three and nine months ended February 28, 2003 as compared to approximately $64,198 and $216,638 for the three and nine months ended February 28, 2002. The payments for the Facility were made to the Affiliate, and were approximately $71,000 and $208,000 for the three and nine months ended February 28, 2003 as compared to approximately $47,878 and $328,691 for the three and nine months ended February 28, 2002.

     d. Medical Arts Office Services, Inc. ("MAOS"), of which the Company's Chairman is the sole shareholder, provided the Company with accounting, bookkeeping and legal services. For the three and nine months ended February 28, 2003 and 2002 the total payments made by the Company to MAOS were approximately $89,000 and $366,000, as compared to approximately $46,591 and $270,803 for the three and nine months ended February 28, 2002.

     e. At February 28, 2003, the Company had receivables from affiliated companies in the amount of $245,350. The receivable are primarily due from BFS in the amount of $214,000 and MAOS in the amount of $21,000. These amounts are repayable in the normal course of business.

                  SANDATA TECHNOLOGIES, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3. DEBT

   Credit Agreement

     The Company's wholly owned subsidiary, Sandsport Data Services, Inc. ("Sandsport"), has a revolving credit agreement (the "Credit Agreement") with the Bank which allows Sandsport to borrow amounts up to $4,500,000, which expires on June 14, 2003. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. At February 28, 2003, the interest rate was 4.25%. The Credit Agreement requires Sandsport to pay a fee equal to 1/4% per annum on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). All of the Group's assets are pledged to the Bank as collateral for the amounts due under the Credit Agreement, which pledge is secured by a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. In addition, the Company is restricted in its ability to declare and pay dividends pursuant to the Credit Agreement. The Group's guaranty to the Bank was subsequently modified to include all indebtedness incurred by the Company under the amended Credit Agreement dated August 24, 2001 (see below).

     On August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth, and to maintain certain financial ratios, were revised on a going-forward basis and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. In the past the Group has failed to meet certain of the financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet certain financial covenants in the future. The outstanding balance on the Credit Agreement with the Bank was $3,000,000 at February 28, 2003.

4. NET EARNINGS (LOSS) PER COMMON SHARE

     The Company computes earnings per share in accordance with SFAS No. 128 "Earnings per Share". Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding.

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     During the three and nine months ended February 28, 2003, 289,804 and 87,287 options and warrants to purchase shares of common stock, were included in the dilutive earnings per share calculation. Options and warrants to purchase 470,389 shares of common stock, for the three and nine months ended February 28, 2003 were outstanding and were not included in the computation of diluted earnings per share because the options were not in the money, during the aforementioned periods.

5. SHAREHOLDERS' EQUITY

         Stock Options

     On July 14, 1998, the Chairman, certain officers and directors, and a former director (who is also the spouse of an officer and an employee of Sandsport Data Services, Inc. ("Sandsport"), the Company's wholly owned subsidiary), exercised their respective options and warrants to purchase an aggregate of 921,334 shares of common stock. The exercise prices ranged from $1.38 to $2.61 per share for an aggregate cost of $1,608,861. Payment for such shares was made to the Company in the amount of $921 representing the par value of the shares, and a portion in the form of non-recourse promissory notes originally due in July 2001, bearing interest at eight and one-half percent (8-1/2%) per annum, payable annually, and secured by the number of shares exercised. The Company has earned interest income on such notes in the amount of $124,889 and $128,236 during the nine months ended February 28, 2003 and 2002. As of February 28, 2003 and 2002, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,541,454 and $1,654,646, respectively. On July 14, 2001, the Company agreed to extend the due dates of the promissory notes for one hundred twenty days. On November 9, 2001, the due date of the notes was extended to November 9, 2004, and the Company agreed to substitute full recourse unsecured notes for the notes it had previously accepted. Effective December 1, 2001, the interest rate was changed from 8-1/2% to 6%. During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of notes in the amount of $37,962. Certain of the above options and warrants were accounted for utilizing variable accounting, with no material impact on the Company's financial statements for either of the years ended May 31, 2002, 2001 or 2000. In accordance with EITF 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25", upon substitution of the full recourse notes for the non recourse notes, the terms of the options and warrants became fixed and variable accounting was no longer required.

6. COMMITMENTS AND CONTINGENCIES

   Litigation

     a. In August of 1999, the Company's wholly-owned subsidiary, Sandsport was named as a defendant in Greater Bright Light Home Care Services, Inc. et al. v. Joseph Jeffries-El, El Equity Corporation, Sandsport Data Services, Inc. et al. (Supreme Court of the State of New York, Kings County). Greater Bright Light

                  SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     b. On March 1, 2000, Dataline, Inc. ("Dataline") began a lawsuit against MCI WorldCom Network Services, Inc. ("MCI") and the Company for alleged trade libel and related counts, in the United States District Court for the Southern District of New York. The court dismissed that lawsuit, with prejudice, on May 23, 2002. On May 4, 2001 MCI had brought a patent infringement lawsuit against Dataline, alleging that it was infringing three MCI patents, under which the Company has an exclusive license in New York City. Shortly thereafter, the
Company joined MCI in the suit against Dataline. Pursuant to a Settlement Agreement dated January 1, 2002 among MCI, its parent (MCI Communications Corporation), the Company, and Dataline, Dataline acknowledged the validity and enforceability of the 3 MCI-owned patents that were the subject of the lawsuits. There were no payments from either MCI or the Company to Dataline. As part of the settlement, Dataline agreed to pay the Company $100,000 in cash and issue an 8% promissory note in the amount of $721,000. Due to the uncertainty of realization of the note receivable, the Company is recognizing the income on the note using the installment method of accounting. For the three and nine months ended February 28, 2003, the Company has recognized approximately $45,000 and $135,000 respectively, of income. In addition, the Company and Dataline entered into an Exclusive Service Agreement by which Dataline agreed to use the Company's "call capture infrastructure" for all of Dataline's time and attendance systems, and to pay royalties to the Company for such use. The terms of the settlement also included mutual releases.

                  SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

         Royalty Agreement

     The Company has been granted a license under certain of MCI's patents which permits the Company to continue to market and sell its SANTRAX time and attendance verification product non-exclusively nationwide, and exclusively in the home health care industries for the five New York City boroughs, and that the Company will pay MCI certain royalties, on a per call basis. The license remains in effect until the last to expire of various patents held by MCI or until October 19, 2010, whichever is later.


7. REVENUE BY PRODUCT LINE

     The Company derives its revenue from several product lines that are similar in nature. The following table provides the service fee revenues for the product lines earned for the three and nine month periods ended February 28, 2003 and 2002:


                                  For the three months     For the nine months
                                   ended February 28,       ended February 28,

                                    2003       2002         2003       2002
                                    ----       ----         ----       ----
Computerized information
 processing                      $1,611,166  $1,542,295  $4,612,293  $4,549,494
Telephone-based data collection   2,183,931   1,889,577   6,404,642   5,635,923
Technology infrastructure and
  outsourcing                         9,823      90,457      30,426     711,876
Information technology              124,122     752,614   1,186,517   1,768,093
Other                                   --          784         514     140,247
                                ----------- ------------  ---------   --------
                                 $3,929,042  $4,275,727 $12,234,392 $12,805,633
                                 ==========  ========== =========== ===========

                  SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

8. ECONOMIC DEPENDENCE

     A significant number of the Company's customers (both for-profit and not-for-profit companies) receive some or all of their funding from Federal and State agencies. These customers' contracts with the Company are subject to review and approval by a New York City governmental agency. For the three months ended February 28, 2003 and 2002, the Company received revenues from these customers amounting to approximately $2,874,000, and $2,647,000, respectively. For the nine months ended February 28, 2003 and 2002, the Company received revenues from these customers for approximately $8,473,000 and $7,933,000, respectively. The Company was owed approximately $1,403,000 from these customers at February 28, 2003.

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

                  SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     On December 23, 2002 the Company entered into a nonbinding Memorandum of Understanding among the Company, the members of its Board of Directors and the plaintiffs in these actions. Pursuant to the Memorandum, Sandata Acquisition Corp. agreed to increase its offer set forth in the Merger Agreement, to $2.21 for each outstanding share of the Company common stock. The Memorandum also provides for the parties to the lawsuits to use their best efforts to agree upon, execute, and present to the Court a formal Stipulation of Settlement in order to obtain the approval of the Court of the settlement and release of the consolidated actions. The parties agreed that the Stipulation of Settlement will provide, among other things, (i) that Sandata Acquisition Corp. will increase its offer contained in the Merger Agreement to $2.21 per share of the Company common stock and (ii) for a complete release and settlement of all claims against the Company, the members of its Board, Sandata Acquisition Corp. and their respective predecessors, successors, assignees, parents, subsidiaries, counsel, accountants, attorneys, affiliates, agents and representatives, including without limitation, investment banks or bankers or commercial banks and any past, present, or future officers, directors, or employees of defendants and their predecessors, successors, assignees, parents, subsidiaries, counsel, accountants, attorneys, affiliates, agents and representatives, which have been, or could have been, asserted relating to Sandata Acquisition Corp.'s proposal. The Memorandum further provides that the parties to the consolidated actions will petition the Court for final certification of a non-opt out class defined as all holders of Company common stock as of August 5, 2002, through and including the closing date of the Merger Agreement. The settlement contemplated by the Memorandum is subject to the execution of a formal Stipulation and Settlement, the consummation of the merger transaction with Sandata Acquisition Corp. for $2.21 per share of Company common stock, final approval of the Court of the settlement, including certification of a class, and the dismissal of the consolidated actions by the Court. The Memorandum also provides that, subject to approval of the Court, none of the defendants will object to an application by plaintiffs' counsel for attorneys' fees and expenses in an amount not to exceed $60,000.

     On January 27, 2003, the Company, the members of its Board of Directors and the plaintiffs in the consolidated actions entered into a Stipulation of
Settlement in connection with this action. The Stipulation of Settlement provides generally for the dismissal of the consolidated actions and release of any and all causes of action or claims, among other things, that any of the plaintiffs or members of the class have against any defendant or their affiliates, including, among others, any of their associates, officers, directors, attorneys, investment bankers, investment advisors and valuation experts, including Sandata Acquisition Corp. and Brean Murray, among others, arising out of any of the proposals to take the Company private, the merger, the Merger Agreement, the transactions contemplated thereby, the negotiation

                  SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

thereof, and any public filings or statements by the defendants contained in any of the above. In consideration for the dismissal of the consolidated action and release of all causes of action and claims, Sandata Acquisition Corp. agreed to increase the merger consideration from $1.91 to $2.21 per share of the Company common stock. The Stipulation of Settlement further provides that the consolidated action will be maintained as a class action by the plaintiffs, without the right of any of the members of the class to opt out. The parties agreed to file the Stipulation of Settlement with the Delaware Chancery Court as soon as practicable. The Company agreed to mail notice to the members of the class who were stockholders of record at any time from August 5, 2002, through the date of the merger. The defendants to the consolidated action also agreed not to oppose an application by the plaintiffs to the Delaware Chancery Court for attorneys' fees and expenses not to exceed $60,000. If the Delaware Chancery Court approves the settlement, the parties agreed to move the Court for an Order and Final Judgment (i) approving the settlement as fair, reasonable, adequate and in the best interests of the class and directing consummation of the settlement in accordance with its terms, (ii) formally certifying the class,
(iii) dismissing the consolidated action with prejudice as against the plaintiffs and all members of the class, (iv) permanently barring and enjoining the members of the class from instituting any action or other proceeding in any court in any jurisdiction that in any way relates to the settled claims, (v) authorizing plaintiffs' counsel to execute a release of settled claims on behalf of the members of the class, (vi) awarding plaintiffs' counsel such fees and expenses as the Court deems appropriate and (vii) reserving jurisdiction over all matters relating to the administration and consummation of the settlement. The Stipulation of Settlement is subject to final approval of the settlement by the Delaware Chancery Court of which there can be no assurances. The parties to the lawsuit anticipate that a hearing with the Delaware Chancery Court will occur as soon as practicable after consummation of the merger transaction. The Company is unable to predict the outcome of this matter and, accordingly, no adjustments have been made in the condensed consolidated financial statements in response to this matter.

     Pursuant to the Stipulation of Settlement, on January 27, 2003, the Company, Sandata Acquisition Corp. and Messrs. Brodsky, Freund and Stoller executed a First Amendment to the Agreement and Plan of Merger. The Amendment increased the merger consideration to be paid to the unaffiliated stockholders of Sandata in the merger from $1.91 to $2.21 per share of Sandata common stock.

                   SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES

        ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Revenues were $4,044,217 and $12,581,720 for the three and nine months ended February 28, 2003 as compared to $4,405,968 and $13,281,522 for the three and nine months ended February 28, 2002, a decrease of $361,751 or 8% and $699,802 or 5% respectively. The decreases are primarily due to the decreases in service fee revenue and other income.

     Service fee revenue for the three and nine months ended February 28, 2003 was $3,929,042 and $12,234,392 as compared to $4,275,727 and $12,805,633 for the three and nine months ended February 28, 2002 a decrease of $346,685 or 8%, and $571,241 or 4% respectively. The decrease in service fee revenue is attributable to the following: A decrease in technology infrastructure and outsourcing of $80,634 and $681,450, due to a continuing decrease of services provided to an affiliated party, National Medical Health Card. Decreased information technology $628,492 and $581,576, due to the continued decline in hardware and software sales; effective February 1, 2003, the Company is no longer offering this product line to its customers. These decreases are offset by increases in telephone-based data collection of $294,372 and $768,719, due to the addition of new customers, and increased computerized information processing of $49,754 and $62,801, for the three and nine months ended February 28, 2003, respectively.

     Other income for the three and nine months ended February 28, 2003 was $75,376 and $222,439 as compared to $80,444 and $347,653 for the three and nine months ended February 28, 2002. The decrease is primarily attributable to a decrease in income recognized on sales/leaseback transactions totaling $53,588 for the three months and $144,731 for the nine months, and income recognized from the sale of certain customer accounts from SandataNet to a non-affiliated company in the amount of $79,000 in the prior year period, offset by increases primarily from monies received from Dataline (see Note 6b to the condensed consolidated financial statements), $32,036 and $94,225 for the three and nine months.

Expenses Related to Services

     Operating expenses were $2,098,358 and $6,980,706 for the three and nine months ended February 28, 2003 as compared to $2,346,442 and $7,388,560 for the three and nine months ended February 28, 2002, a decrease of $248,084 and $407,854, respectively. Decreased equipment rentals of $700,000 and decreased payroll costs of $669,000, as discussed further below, are the primary reasons for the reduction in operating expenses. This decrease is partially offset by the reduction of approximately $1.1 million in capitalized software due to increased systems maintenance rather than development programming.

     Selling, general and administrative expenses were $1,213,664 and $3,742,666 for the three and nine months ended February 28, 2003, as compared to $1,118,258 and $4,097,567 for the three and nine months ended February 28, 2002, an increase of $95,406 and a decrease of $354,901, respectively. The decrease is primarily due to a decrease in payroll, as discussed further below, partially offset by approximately $334,000 of expenses related to the Company going private (see Note 9).

                  SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
      ITEM 2 - MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     On August 9, 2001 the Company announced that it had terminated the employment of Stephen Davies as President of the Company, and would be terminating approximately 30 other employees. Under the terms of Mr. Davies' Employment Agreement, he is entitled to a severance payment equal to six (6) months' base salary, or $100,000, and had 90 days from the date of termination to exercise the 66,673 options that were vested on that date. The elimination of approximately 30 positions from within the Company and its subsidiaries generated approximately $1.7 million annually in reduced expenses and capitalized software. In addition, the Company paid approximately $47,000 in severance payments for approximately 30 terminated employees.

     Depreciation and amortization expense were $524,837 and $1,534,717 for the three and nine months ended February 28, 2003 as compared to $460,721 and $1,344,458 for the three and nine months ended February 28, 2002 an increase of $64,116 and $190,259, respectively. The increase was primarily attributable to the write-off of developed software that occurred in the year ended May 31, 2001, which resulted in decreased amortization expense in last year's quarter, as well as additional fixed assets being amortized during the nine months ended February 28, 2003.

     Interest expense was $26,486 and $104,337 for the three and nine months ended February 28, 2003 as compared to $36,119 and $185,866 for the three and nine months ended February 28, 2002. The decrease was a result of decreased borrowings on the Company's Credit Agreement, and the decrease in the rate due to market conditions.

Income Tax Expenses

     Income tax expense for the three and nine months ended February 28, 2003 was $68,150 and $104,500, respectively, as compared to income tax expense of $232,286 and $143,848 for the three and nine months ended February 28, 2002, respectively. The decrease in income tax expense for the three and nine months ended February 28, 2003 as compared to the three and nine months ended February 28, 2002 is primarily due to the decrease in pretax income of $264,000 and $46,000, offset by a decrease in the net deferred tax assets and increase in deferred tax liability . The deferred tax asset primarily decreased due to the decrease in the net operating loss utilized in the deferred tax calculation. The Company had taxable income that utilized a portion of its net operating loss during the nine months ended February 28, 2003.

Liquidity and Capital Resources

     The Company has a working capital deficit as of February 28, 2003 of $1,521,830, as compared to working capital of $1,890,988 at May 31, 2002. The primary factor is a result of net repayments of the Credit Agreement of $1,500,000 and the Credit Agreement becoming a short-term liability versus a long-term liability, of which $3,000,000 is due in June 2003.

     For the three and nine months ended February 28, 2003, the Company spent approximately $363,000 and $1,034,000 in fixed asset additions, of which $210,000 and $667,000 respectively, was for software capitalization costs in connection with revenue growth and new product development. The Company expects the current levels of capital expenditures to continue.

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

     As of December 1, 2001, the interest rate on the Notes was changed to six percent (6%) per annum, to reflect fair market value, and the shares and Note of the spouse of the officer, Carol Freund, were both transferred to the officer. During the year ended May 31, 2002, 24,667 shares of common stock were surrendered by a former director and an employee in settlement of Notes in the amount of $37,962. As of February 28, 2003, the outstanding balance on such notes, including principal and accrued but unpaid interest, was $1,529,185. Had the Company not extended the due dates of the Promissory Notes, working capital would have been augmented by $1.6 million in July 2001. Also the interest rate reduction in the Notes will decrease accrued interest by approximately $30,000 per annum based on the current balance of such Notes at May 31, 2001.

     On April 18, 1997, Sandsport entered into a revolving credit agreement (the "Credit Agreement") with HSBC Bank USA (the "Bank"), which allows Sandsport to borrow amounts up to $3,000,000. Interest accrues on amounts outstanding under the Credit Agreement at a rate equal to the London Interbank Offered Rate plus 2% and will be paid quarterly in arrears or, at Sandsport's option, interest may accrue at the Bank's prime rate. The Credit Agreement requires Sandsport to pay a fee equal to 1/4% per annum payable on the unused average daily balance of amounts under the Credit Agreement. In addition, there are other fees and charges imposed based upon Sandsport's failure to maintain certain minimum balances. The Credit Agreement has been amended by the Bank to permit Sandsport to borrow amounts up to $4,500,000 until February 14, 2003. Interest accrues at the same rate as the original Credit Agreement. The indebtedness under the Credit Agreement is guaranteed by the Company and Sandsport's sister subsidiaries (the "Group"). All of the Group's assets are pledged to the Bank as collateral for amounts due under the Credit Agreement, which pledge is secured by a first lien on all equipment owned by members of the Group, as well as a collateral assignment of $2,000,000 of life insurance payable on the life of the Company's Chairman. The Group's guaranty to the Bank was modified to include all indebtedness incurred by the Company under the Credit Agreement. On April 11, 2002, the Bank approved the extension of the termination date of the Credit Agreement to June 14, 2003 (from February 14, 2003).

                  SANDATA TECHNOLOGIES, INC. AND SUBSIDIARIES
       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     In addition, pursuant to the Credit Agreement, the Group is required to maintain certain levels of net worth and meet certain financial ratios in addition to various other affirmative and negative covenants. As of August 24, 2001, Sandsport, the Company and the other members of the Group, and the Bank, entered into the Third Amendment and Waiver (the "Third Amendment") to the Credit Agreement. Pursuant to the Third Amendment, Sandsport's covenants to the Bank to maintain a certain net worth and to maintain certain financial ratios were revised, on a going-forward basis, and the noncompliance with the existing covenants was waived by the Bank. In addition, in connection with the Third Amendment, Sandsport and each member of the Group executed and delivered to the Bank a Collective Amended and Restated Security Agreement, pursuant to which the Bank's security interest was extended to include a security interest in all of the personal and fixture property of Sandsport, the Company and the members of the Group. On October 23, 2001 the Credit Agreement was amended with respect to one of the financial ratios, at the Company's request. In the past, the Group has failed to meet certain of the financial ratios, and the Bank has granted the Group a waiver. There can be no assurance that the Bank will continue to grant waivers if the Group fails to meet the net worth and financial ratios in the future. Management does not anticipate any problems in renewing the line of credit and/or negotiating alternative debt financing. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. As of February 28, 2003, the outstanding balance on the Credit Agreement with the Bank was $3,000,000.

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

Item 6  - EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                99.1  Certification Pursuant to Sarbanes Oxley Act, Section 302

                99.2  Certification Pursuant to Sarbanes Oxley Act, Section 906

         (b)     Reports on Form 8-K

                 1. Current  Report on Form 8-K filed January 3, 2003  reporting under Item 5 the erroneous filing of an amendment to a 10-Q filed by National Medical Health Card Systems, Inc., an affiliate of the Company.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SANDATA TECHNOLOGIES, INC.
                                                     (Registrant)



Date: April 14, 2003                              By: /s/ Bert E. Brodsky
                                                      -------------------------
                                                        Bert E. Brodsky
                                                        Chairman of the Board,
                                                        Chief Executive Officer,
                                                        Chief Financial Officer

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

Date: April 14, 2003                        /s/Bert E. Brodsky
                                            ------------------------------
                                            Bert E. Brodsky, Chief Executive
                                            Officer and Chief Financial Officer

                                                                Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Sandata Technologies, Inc. (the "Company") on Form 10-QSB for the period ended February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bert
E. Brodsky, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Bert E. Brodsky
-------------------------------------------
Bert E. Brodsky
Chief  Executive  Officer and Chief Financial Officer
April 14, 2003